Form 10-Q
period 1996-03-31
SUMMIT INSURED EQUITY L P
filed 1996-05-15
CIK 801440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended March 31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 0-15703


                           SUMMIT INSURED EQUITY L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-2641866
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                                 10022
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes X   No
    ---     ----

                                     PART I

Item 1.  Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                                                 March 31,      December 31,
                                                                                   1996             1995
                                                                               -----------      ------------
Property and equipment, net of accumulated depreciation of
   $13,712,113 and $13,262,215, respectively (Note 2)                          $72,122,627       $72,538,235
Cash and cash equivalents                                                        2,464,004         2,057,134
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $793,000 and $509,000, respectively                                 249,625           878,701
Deferred insurance costs, net of accumulated amortization
   of $4,154,013 and $4,003,868, respectively                                    1,851,791         2,001,936
Deferred refinancing costs, net of accumulated amortization
   of $112,083 and $110,764, respectively                                           21,559            22,878
Deferred leasing commissions, net of accumulated amortization
   of $212,633 and $188,004, respectively                                          322,224           285,179
Other assets                                                                        65,268            77,982
                                                                               -----------      ------------

   Total Assets                                                                $77,097,098       $77,862,045
                                                                               ===========      ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Notes payable                                                                $5,736,659       $ 5,792,615
   Accounts payable and other liabilities                                          497,564           533,115
   Real estate taxes payable                                                       564,960           646,100
   Due to General Partners and affiliates (Note 3)                                 216,277           149,780
                                                                               -----------      ------------

   Total Liabilities                                                             7,015,460         7,121,610
                                                                               -----------      ------------

Contingencies (Note 5)

Partners' Capital (Deficit):

   Limited partners (4,000,000 BUC$ issued and outstanding)                     70,328,539        70,980,748
   General Partners                                                               (246,901)         (240,313)
                                                                               -----------      ------------

   Total Partners' Capital                                                      70,081,638        70,740,435
                                                                               -----------      ------------

   Total Liabilities and Partners' Capital                                     $77,097,098       $77,862,045
                                                                               ===========      ============


See notes to financial statements


                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------

                                                                                  1996                1995
                                                                                ----------        ----------
Revenues:

   Rental income                                                                $1,872,529        $1,845,346
   Recovery of common area
     maintenance charges                                                           185,181           205,442
   Real estate tax reimbursements                                                  217,161           235,667
   Interest income                                                                   6,715             4,002
   Other                                                                            42,161            48,010
                                                                                ----------        ----------

   Total revenues                                                                2,323,747         2,338,467
                                                                                ----------        ----------

Expenses:

   General and administrative                                                      107,811            60,612
   General and administrative-related
     parties (Note 3)                                                              201,140           131,394
   Operating                                                                        45,883            47,173
   Repairs and maintenance                                                         216,277           200,276
   Real estate taxes                                                               280,784           256,003
   Insurance                                                                        63,867            47,706
   Interest                                                                        135,041           139,464
   Depreciation and amortization                                                   629,568           622,735
   Bad debt                                                                        284,263                 0
                                                                                ----------        ----------

   Total expenses                                                                1,964,634         1,505,363
                                                                                ----------        ----------

Net Income                                                                      $  359,113        $  833,104
                                                                                ==========        ==========

Allocation of Net Income:

   Limited partners                                                             $  247,792        $  717,043
                                                                                ==========        ==========

   General Partners                                                             $    2,503        $    7,243
                                                                                ==========        ==========

   Special distributions to
     General Partners                                                           $  108,818        $  108,818
                                                                                ==========        ==========

Net Income per BUC                                                              $      .06        $      .18
                                                                                ==========        ==========



See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                         Total          Limited Partners      General Partners
                                                       -----------      ----------------      ----------------
Partners' capital (deficit) - January 1, 1996          $70,740,435           $70,980,748             $(240,313)

Net income                                                 359,113               247,792               111,321

Distributions                                           (1,017,910)             (900,001)             (117,909)
                                                       -----------           -----------             ---------

Partners' capital (deficit) - March 31, 1996           $70,081,638           $70,328,539             $(246,901)
                                                       ===========           ===========             =========


See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------

                                                                                  1996                1995
                                                                                ----------         ---------
Cash flows from operating activities:
Net income                                                                        $359,113          $833,104

Adjustments  to  reconcile   net  income  to  net  cash  provided  by
operating   activities:
   Depreciation and amortization                                                   629,568           622,735
   Decrease (increase) in accounts receivable-tenants                              345,076           (23,511)
   Increase (decrease)in allowance for doubtful accounts                           284,000            (4,000)
   Decrease (increase) in other assets                                              12,714          (213,494)
   Increase in due to General Partners and affiliates                               66,497           123,231
   (Decrease) increase in accounts payable and other liabilities                   (35,551)           87,663
   (Decrease) increase in real estate tax payable                                  (81,140)           43,181
                                                                                ----------         ---------
     Total adjustments                                                           1,221,164           635,805
                                                                                ----------         ---------

   Net cash provided by operating activities                                     1,580,277         1,468,909
                                                                                ----------         ---------

Cash flows from investing activities:

   Improvements to property and equipment                                          (36,077)          (43,930)
   Leasing commissions paid                                                        (63,464)           (5,597)
                                                                                ----------         ---------

   Net cash used in investing activities                                           (99,541)          (49,527)
                                                                                ----------         ---------

Cash flows from financing activities:

   Principal payment on notes payable                                              (55,956)          (44,720)
   Distributions paid                                                           (1,017,910)       (1,017,910)
                                                                                ----------        ----------

   Net cash used in financing activities                                        (1,073,866)       (1,062,630)
                                                                                ----------        ----------

Net increase in cash and cash equivalents                                          406,870           356,752

Cash and cash equivalents - beginning of period                                  2,057,134         1,433,699
                                                                                ----------        ----------

Cash and cash equivalents - end of period                                       $2,464,004        $1,790,451
                                                                                ==========        ==========

Supplemental information:

   Interest paid                                                                $  135,041        $  139,464
                                                                                ==========        ==========


See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 1  - General

          Summit Insured Equity L.P., a Delaware limited partnership (the "Partnership"), was organized on December 12, 1985 and had no operations until commencement on December 23, 1986 of the public offering of beneficial unit certificates (BUC$) representing assignments of limited partnership interests in the Partnership. The General Partners of the Partnership (the "General Partners") are Related Insured Equity Associates, Inc. (the "Related General Partner") and Prudential-Bache Properties, Inc. ("PBP"). The General Partners manage and control the affairs of the Partnership. The Partnership's fiscal year ends on December 31. The Partnership was formed to acquire, on an all-cash basis, existing income producing shopping centers, and to improve, operate, and hold such properties for investment.

          These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results for the full year.

          Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995.

          Certain balances for the prior period have been reclassified to conform with the current financial statement information.

          The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's results of operation or financial position.

          The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future periods.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 2  -     Property and Equipment

              The components of property and equipment are as follows:

                                                                                 March 31,       December 31,
                                                                                  1996              1995
                                                                               -----------       -----------
              Land                                                             $20,828,781       $20,828,781
              Buildings and improvements                                        66,787,243        66,752,953
                                                                               -----------       -----------

                                                                                87,616,024        87,581,734
              Less: Amounts accrued or received from sellers'
                       rental guarantees                                        (1,781,284)       (1,781,284)
                    Accumulated depreciation                                   (13,712,113)      (13,262,215)
                                                                               -----------       -----------
                                                                               $72,122,627       $72,538,235
                                                                               ===========       ===========

          Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the real estate owned at March 31, 1996 and December 31, 1995. However, the carrying value of certain of its properties maybe in excess of their fair value as of such dates.


NOTE 3  -  Related Party Transactions

           The costs and expenses incurred to related parties for the three months ended March 31, 1996 and 1995 were as follows:

                                            Three Months Ended
                                                  March 31,
                                        ---------------------------

                                           1996               1995
                                        ----------         ---------
Expense reimbursement (a)                 $ 69,593          $ 16,436
Property management fees (b)               122,625           108,219
Leasing commissions (c)                      3,147             2,439
Insurance services (d)                       5,775             4,300
                                        ----------         ---------
                                          $201,140          $131,394
                                        ==========         =========

          (a) The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement.

          (b) The Partnership's eleven properties are being managed by RCC Property Advisors, Inc. ("RCC"), an affiliate of the Related General Partner.

          (c) Leasing commissions are paid to RCC in connection with the lease-up of vacant space and lease renewals.

          (d) Four of the officers of the Related General Partner have ownership interests in Multi-Family Program Inc., a company which has provided insurance services for the properties.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 3  -     Related Party Transactions (continued)

          The distributions earned by the General Partners for the three months ended March 31, 1996 and 1995 were as follows:


                                               Three Months Ended
                                                    March 31,
                                          ---------------------------

                                             1996              1995
                                          ----------        ---------

              Special Distributions         $108,818         $108,818
              Regular Distributions
                of Cash Flows from
                Operations                     9,091            9,091
                                          ----------        ---------

                                            $117,909         $117,909
                                          ==========        =========

          As of March 31, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, a General Partner, owns 33,760 BUC$.


NOTE 4  -   Contingencies

            On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. Plaintiffs alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, breach of fiduciary duty, fraud and deceit, negligence, and demanded an accounting. Plaintiffs sought unspecified compensatory, punitive, and treble damages, as well as rescission, plus costs and attorneys' fees from all defendants except the Partnership, from which they sought only an accounting. The defendants filed a motion to dismiss on December 22, 1993.

          By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees, and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

          On August 9, 1995, PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 4  -   Contingencies (continued)

            On August 9, 1994, House of Fabrics, Inc., a tenant at Winery Square Shopping Center, closed on a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender") for tenant improvements at the tenant's location. The Note is for $350,000, matures on August 1, 1999 and carries a fixed interest rate of 12%. Monthly payments in the amount of $7,786 are payable on the first day of every month until August 1, 1999. As required by the Lender, the Partnership has guaranteed the payment of all principal, interest, additional interest and other sums of any nature whatsoever, which may or shall become due and payable pursuant to the provisions of the Note. As of March 31, 1996, House of Fabrics is current on its required debt service payments.


NOTE 5  -  Subsequent Event

           In May 1996, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

          The Partnership's current primary source of funds is cash flow from operations of eleven shopping centers.

          During the three months ended March 31, 1996, cash and cash equivalents of the Partnership and its eleven consolidated subsidiary partnerships increased by approximately $407,000. This increase is primarily attributable to cash flow from operations of $1,580,000, which exceeded debt payments of $56,000, distributions of $1,018,000, and capital expenditures (including leasing commissions) of $99,000.

          Future liquidity is expected to result from cash generated from the operations of the properties and, ultimately, from the sale of the properties. The Partnership anticipates that future tenant and capital improvements as required in the normal course of business will be funded from cash generated from operations.

          In May 1996, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash from operations.

          As more fully discussed below, two anchor tenants have vacated their premises, however, both continue to meet the financial terms of their leases.

          In November 1994, House of Fabrics, a tenant of Winery Square in Fairfield, California, leasing 13,800 square feet filed for Chapter 11 bankruptcy. Since the petition they have continued to operate the store and have made their scheduled rental payments. In March 1996, the court determined that House of Fabrics would close the store and the lease is rejected effective March 31, 1996. Management is actively seeking replacement tenants for this space.

          Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

          The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's results of operation or financial position.

          The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs have been recorded as of March 31, 1996.

          Net income decreased by $474,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 for the reasons discussed below.

          Revenues for the three months ended March 31, 1996 consist primarily of the results of the operations of the eleven shopping centers in which the Partnership has invested. Rental income from these properties during the three months ended March 31, 1996 increased approximately 1% as compared to the corresponding period in 1995 primarily due to normal rent increases. Total expenses, excluding general and administrative, general and administrative-related parties, insurance and bad debt, increased 3% for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The excluded items are more fully described below.

          Other income decreased approximately $6,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This decrease is primarily due to the excess of recoveries of bad debts written off in prior years over bad debt expense for the quarter ended March 31, 1995.

          General and administrative expense increased approximately $47,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This increase is primarily due to an increase in legal fees relating to the collection of delinquent common area maintenance charges for 1990 and 1991 from two tenants and an underaccrual of auditing fees at December 31, 1995.

          General and administrative expense-related parties increased approximately $70,000 for the three months ended March 31, 996 as compared to the corresponding period in 1995. This increase is primarily due to an underaccrual of expense reimbursements to PSI for the three months ended March 31, 1995 and increases in property management fees at three of the Partnership's properties in 1996.

          Insurance expense increased approximately $16,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This increase is primarily due to an overstatement of prepaid insurance at March 31, 1995.

          Bad debt expense increased approximately $284,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This increase is primarily due to an increase in reserves in 1996. In 1995, recoveries of bad debts written off in prior years exceeded current write offs, creating a credit balance of approximately $4,000 which was included in other income.

          Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of May 14, 1996, this space has not been re-leased.

          In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. Their lease expires in November 1998, and Publix has informed Pablo that it intends to continue to abide by the terms of its lease until expiration. As of May 14, 1996, this space has not been re-leased.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings--This information is incorporated by reference to Note 5 to the financial statements filed herewith in
              Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.       Changes in Securities--None

Item 3.       Defaults Upon Senior Securities--None

Item 4.       Submission of Matters to a Vote of Security Holders--None

Item 5.       Other Information--None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   27    Financial Data Schedule (filed herewith).


              (b) Reports on Form 8-K--No reports of Form 8-K were filed during the quarter.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SUMMIT INSURED EQUITY L.P.



                                  By: RELATED INSURED EQUITY ASSOCIATES, INC. General Partner



Date: May 14, 1996                       By:    /s/Alan P. Hirmes
                                                -----------------
                                                Alan P. Hirmes
                                                Vice President



Date: May 14, 1996                       By:    /s/Lawerence J. Lipton
                                                ----------------------
                                                Lawrence J. Lipton
                                                Treasurer
                                                (Principal Financial and
                                                Accounting Officer)



                                        By:    PRUDENTIAL-BACHE PROPERTIES, INC.
                                               General Partner



Date: May 14, 1996                      By:    /s/Eugene D. Burak
                                               ------------------
                                               Eugene D. Burak
                                               Vice President