Form 10-Q
period 1996-06-30
SUMMIT INSURED EQUITY L P
filed 1996-08-14
CIK 801440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF 1934

                         Commission File Number 0-15703

                           SUMMIT INSURED EQUITY L.P.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                                            13-2641866
- - --------------------------------------------------------------                -----------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

       625 Madison Avenue, New York, New York                                                    10022
- - --------------------------------------------------------------                -----------------------------------
           (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                                     PART I

Item 1.  Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                  June 30,     December 31,
                                                                    1996          1995
                                                                 -----------   --------------
                           ASSETS

Property and equipment, net of accumulated depreciation of
   $14,164,017 and $13,262,215, respectively (Note 2)            $71,675,523     $72,538,235
Cash and cash equivalents                                          2,683,238       2,057,134
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $567,000 and $509,000, respectively                   297,989         878,701
Deferred insurance costs, net of accumulated amortization
   of $4,304,158 and $4,003,868, respectively                      1,701,646       2,001,936
Deferred refinancing costs, net of accumulated amortization
   of $113,403 and $110,764, respectively                             20,239          22,878
Deferred leasing commissions, net of accumulated amortization
   of $235,967 and $188,004, respectively                            360,548         285,179
Other assets                                                          47,408          77,982
                                                                 -----------     -----------

   Total Assets                                                  $76,786,591     $77,862,045
                                                                 ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Notes payable                                                 $ 5,679,293     $ 5,792,615
   Accounts payable and other liabilities                            431,769         533,115
   Real estate taxes payable                                         676,581         646,100
   Due to General Partners and affiliates (Note 3)                   233,012         149,780
                                                                 -----------     -----------

   Total Liabilities                                               7,020,655       7,121,610
                                                                 -----------     -----------

Contingencies (Note 4)

Partners' Capital (Deficit):

   Limited Partners (4,000,000 BUC$ issued and outstanding)       70,015,994      70,980,748
   General Partners                                                 (250,058)       (240,313)
                                                                 -----------     -----------

   Total Partners' Capital                                        69,765,936      70,740,435
                                                                 -----------     -----------

   Total Liabilities and Partners' Capital                       $76,786,591     $77,862,045
                                                                 ===========     ===========

See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                           Three Months Ended       Six Months Ended
                                                  June 30,               June 30,
                                        -----------------------   -----------------------
                                           1996        1995          1996        1995
                                        ----------   ----------   ----------   ----------
Revenues:

   Rental income                        $1,698,687   $1,768,518   $3,571,216   $3,613,864
   Recovery of common area
     maintenance charges                   185,180      205,442      370,361      410,884
   Real estate tax reimbursements          217,162      235,668      434,323      471,335
   Interest income                           8,294        6,979       15,009       10,981
   Other                                    33,919       46,750       76,080       94,760
                                        ----------   ----------   ----------   ----------

   Total revenues                        2,143,242    2,263,357    4,466,989    4,601,824
                                        ----------   ----------   ----------   ----------

Expenses:

   General and administrative              108,062      145,804      215,945      206,416
   General and administrative-related
     parties (Note 3)                      132,184      133,218      333,252      264,612
   Operating                                40,475       35,802       86,358       82,975
   Repairs and maintenance                 240,047      172,998      456,324      373,274
   Real estate taxes                       280,785      256,004      561,569      512,007
   Insurance                                63,868       35,688      127,735       83,394
   Interest                                133,621      138,795      268,662      278,259
   Depreciation and amortization           633,181      620,622    1,262,749    1,243,357
   Bad debt                               (191,189)      300,984       93,074      300,984
                                        ----------   ----------   ----------   ----------

   Total expenses                        1,441,034    1,839,915    3,405,668    3,345,278
                                        ----------   ----------   ----------   ----------

Net Income                                $702,208   $  423,442   $1,061,321   $1,256,546
                                        ==========   ==========   ==========   ==========

Allocation of Net income:

   Limited Partners                     $  587,456   $  311,478   $  835,248   $1,028,521
                                        ==========   ==========   ==========   ==========

   General Partners                     $    5,934   $    3,146   $    8,437   $   10,389
                                        ==========   ==========   ==========   ==========

   Special Distributions to
     General Partners                   $  108,818   $  108,818   $  217,636   $  217,636
                                        ==========   ==========   ==========   ==========

Net income per BUC                      $      .15   $      .08   $      .21   $      .26
                                        ==========   ==========   ==========   ==========


See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                    Total     Limited Partners  General Partners
                                                 -----------  ----------------  ----------------
Partners' capital (deficit) - January 1, 1996    $70,740,435     $70,980,748       $(240,313)

Net income                                         1,061,321         835,248         226,073

Distributions                                     (2,035,820)     (1,800,002)       (235,818)
                                                 -----------     -----------       ---------

Partners' capital (deficit) - June 30, 1996      $69,765,936     $70,015,994       $(250,058)
                                                 ===========     ===========       =========


See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            1996          1995
                                                                         ----------     ----------
Cash flows from operating activities:

Net income                                                               $1,061,321     $1,256,546

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                          1,262,749      1,243,357
   Decrease (increase) in accounts receivable-tenants                       522,899        (56,362)
   Increase in allowance for doubtful accounts                               57,813        263,000
   Decrease (increase) in other assets                                       30,574       (180,947)
   Increase in due to General Partners and affiliates                        83,232         71,732
   (Decrease) increase in accounts payable and other liabilities           (101,346)        25,068
   Increase in real estate tax payable                                       30,481        156,379
                                                                         ----------     ----------
     Total adjustments                                                    1,886,402      1,522,227
                                                                         ----------     ----------

   Net cash provided by operating activities                              2,947,723      2,778,773
                                                                         ----------     ----------

Cash flows from investing activities:

   Improvements to property and equipment                                   (40,877)       (44,731)
   Leasing commissions paid                                                (131,600)       (37,629)
                                                                         ----------     ----------

   Net cash used in investing activities                                   (172,477)       (82,360)
                                                                         ----------     ----------

Cash flows from financing activities:

   Principal payment on notes payable                                      (113,322)       (58,782)
   Distributions paid                                                    (2,035,820)    (2,035,820)
   Increase in deferred refinancing costs                                         0        (18,967)
                                                                         ----------     ----------

   Net cash used in financing activities                                 (2,149,142)    (2,113,569)
                                                                         ----------     ----------

Net increase in cash and cash equivalents                                   626,104        582,844

Cash and cash equivalents - beginning of period                           2,057,134      1,433,699
                                                                         ----------     ----------

Cash and cash equivalents - end of period                                $2,683,238     $2,016,543
                                                                         ==========     ==========

Supplemental information:

   Interest paid                                                         $  268,662     $  278,259
                                                                         ==========     ==========


See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

              These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

              The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's results of operations or financial position.

              The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future periods. No write-downs for impairments have been recorded as of June 30, 1996.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 2  -     Property and Equipment

              The components of property and equipment are as follows:

                                                     June 30,     December 31,
                                                       1996           1995
                                                   -----------    ------------
Land                                               $20,828,781     $20,828,781
Buildings and improvements                          66,792,043      66,752,953
                                                   -----------     -----------

                                                    87,620,824      87,581,734
Less: Amounts accrued or received from sellers'
         rental guarantees                          (1,781,284)     (1,781,284)
      Accumulated depreciation                     (14,164,017)    (13,262,215)
                                                   -----------     -----------

                                                   $71,675,523     $72,538,235
                                                   ===========     ===========

              Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the real estate owned at June 30, 1996 and December 31, 1995. However, the carrying value of certain properties may be in excess of their fair value as of such dates.

NOTE 3  -    Related Party Transactions

              The costs and expenses incurred to related parties for the three and six months ended June 30, 1996 and 1995 were as follows:

                                                 Three Months Ended               Six Months Ended
                                                    June 30,                          June 30,
                                              --------------------------        ----------------------------
                                                1996              1995              1996             1995
                                              ---------         ---------        ---------         ---------
              Expense reimbursement (a)        $ 22,715          $ 25,452         $ 92,308          $ 41,888
              Property management fees (b)      100,806           100,748          223,431           208,967
              Leasing commissions (c)             2,959             2,718            6,106             5,157
              Insurance services (d)              5,704             4,300           11,407             8,600
                                               --------          --------         --------          --------

                                               $132,184          $133,218         $333,252          $264,612
                                               ========          ========         ========          ========

                (a) The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement.

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

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 3  -     Related Party Transactions (continued)

              The distributions earned by the General Partners for the three and six months ended June 30, 1996 and 1995 were as follows:

                                                 Three Months Ended               Six Months Ended
                                                      June 30,                          June 30,
                                             --------------------------         ------------------------
                                               1996             1995              1996            1995
                                             --------         --------          --------        --------
              Special Distributions          $ 108,818        $108,818          $217,636        $217,636
              Regular Distributions
                of Cash Flows from
                Operations                       9,091           9,091            18,182          18,182
                                             ---------        --------          --------        --------

                                             $ 117,909        $117,909          $235,818        $235,818
                                             =========        ========          ========        ========

              As of June 30, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, a General Partner, owns 33,760 BUC$.


NOTE 4  -     Contingencies

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

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 4  -     Contingencies (continued)

              The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

              On August 9, 1994, House of Fabrics, Inc., a tenant at Winery Square Shopping Center, closed on a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender") for tenant improvements at the tenant's location. The Note is for $350,000, matures on August 1, 1999 and carries a fixed interest rate of 12%. Monthly payments in the amount of $7,786 are payable on the first day of every month until August 1, 1999. As required by the Lender, the Partnership has guaranteed the payment of all principal, interest, additional interest and other sums of any nature whatsoever, which may or shall become due and payable pursuant to the provisions of the Note. As of June 30, 1996, House of Fabrics is current on its required debt service payments.

NOTE 5  -     Subsequent Event

              In August 1996, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash from operations for the quarter ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

              The Partnership's current primary source of funds is cash flow from operations of eleven shopping centers.

              During the six months ended June 30, 1996, cash and cash equivalents of the Partnership and its eleven consolidated subsidiary partnerships increased by approximately $626,000. This increase is primarily attributable to cash flow from operations of $2,948,000, which exceeded debt payments of $113,000, distributions of $2,036,000, and capital expenditures (including leasing commissions) of $172,000.

              Future liquidity is expected to result from cash generated from the operations of the properties and, ultimately, from the sale of the properties. The Partnership anticipates that future tenant and capital improvements as required in the normal course of business will be funded from cash generated from operations.

              In August 1996, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash from operations for the quarter ended June 30, 1996.

              As more fully discussed below, two anchor tenants have vacated their premises, however, both continue to meet the financial terms of their leases.

              In November 1994, House of Fabrics, a tenant of Winery Square in Fairfield, California leasing 13,800 square feet filed for Chapter 11 bankruptcy. Through March 1996, they continued to operate the store and made their scheduled rental payments. In March 1996, the court determined that House of Fabrics should close the store and the lease was rejected effective March 31, 1996. Management is actively seeking replacement tenants for this space.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in properties are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

              The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's results of operations or financial position.

              The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of June 30, 1996.

              Net income increased approximately by $279,000 for the three months ended June 30, 1996 and decreased $195,000 for the six months ended June 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

              Revenues for the three and six months ended June 30, 1996 consist primarily of the results of the operations of the eleven shopping centers in which the Partnership has invested. Rental income from these properties during the three and six months ended June 30, 1996 decreased approximately 4% and 1%, respectively, as compared to the corresponding periods in 1995 primarily due to decreases at Highland Fair and Winery Square due to the loss of several tenants at both locations partially offset by normal rent increases at the other properties. Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance, insurance and bad debt, increased 4% and 3% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The excluded items are more fully described below.

              Other income decreased approximately $13,000 and $19,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995, primarily due to a decrease in late charges and other rental income.

              General and administrative expense decreased approximately $38,000 for the three months ended June 30, 1996 and increased approximately $9,000 for the six months ended June 30, 1996 as compared to the corresponding periods in 1995. The three month decrease was primarily due to the costs of appraisals of the Partnership's eleven properties in 1995. This decrease was more than offset during the six months primarily due to an increase in legal fees in 1996 relating to the collection of delinquent common area maintenance charges for 1990 and 1991 from two tenants at Winery Square.

              General and administrative expense-related parties increased approximately $68,000 for the six months ended June 30, 996 as compared to the corresponding period in 1995. This increase was primarily due to an underaccrual of expense reimbursements to PSI at December 31, 1995 and increases in property management fees at three of the Partnership's properties in the first quarter of 1996.

              Repairs and maintenance expense increased approximately $67,000 and $83,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to an increase in roof repairs and structural repairs at Westbird and increases in snow removal at four other properties.

              Insurance expense increased approximately $28,000 and $44,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. These increases were primarily due to an overstatement of prepaid insurance at June 30, 1995.

              Bad debt expense decreased approximately $492,000 and $208,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in reserves at Town West, Kokomo Plaza, Winery Square, Cactus Village and Highland Fair in 1996 as compared to 1995.

              Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of August 13, 1996, this space has not been re-leased.

              In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. Their lease expires in November 1998, and Publix intends to continue to abide by the terms of its lease until expiration. As of August 13, 1996, this space has not been re-leased.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - This information is incorporated by reference to Note 4 to the financial statements filed herewith in
              Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information -   None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   27       Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports of Form 8-K were filed during the quarter.

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

                      SUMMIT INSURED EQUITY L.P.

                      By:    RELATED INSURED EQUITY ASSOCIATES, INC.
                             General Partner

Date:  August 13, 1996       By:    /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Vice President

Date:  August 13, 1996       By:    /s/ Lawrence J. Lipton
                                    ----------------------
                                    Lawrence J. Lipton
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                      By:    PRUDENTIAL-BACHE PROPERTIES, INC.
                             General Partner



Date:  August 13, 1996       By:    /s/ Eugene D. Burak
                                    -------------------
                                    Eugene D. Burak
                                    Vice President