Form 10-Q
period 1996-09-30
SUMMIT INSURED EQUITY L P
filed 1996-11-14
CIK 801440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 1996


                                       OR


--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                         Commission File Number 0-15703



                           SUMMIT INSURED EQUITY L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                 13-2641866
---------------------------------------      -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


625 Madison Avenue, New York, New York                                  10022
---------------------------------------                              ----------
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
                                   (Unaudited)



                                     ASSETS


                                                                  September 30,   December 31,
                                                                      1996           1995
                                                                  -------------   ------------
Property and equipment, net of accumulated depreciation of
   $14,612,150 and $13,262,215, respectively (Note 2)               $71,243,606     $72,538,235
Cash and cash equivalents                                             2,815,844       2,057,134
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $480,000 and $509,000, respectively                      428,642         878,701
Deferred insurance costs, net of accumulated amortization
   of $4,454,303 and $4,003,868, respectively                         1,551,501       2,001,936
Deferred refinancing costs, net of accumulated amortization
   of $114,723 and $110,764, respectively                                18,919          22,878
Deferred leasing commissions, net of accumulated amortization
   of $272,841 and $188,004, respectively                               429,480         285,179
Other assets                                                            129,491          77,982
                                                                    -----------     -----------
   Total Assets                                                     $76,617,483     $77,862,045
                                                                    ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Notes payable                                                    $ 5,620,478     $ 5,792,615
   Accounts payable and other liabilities                               485,066         533,115
   Real estate taxes payable                                            847,019         646,100
   Due to General Partners and affiliates                               278,870         149,780
                                                                    -----------     -----------
   Total Liabilities                                                  7,231,433       7,121,610
                                                                    ===========     ===========
Contingencies (Note 4)

Partners' Capital (Deficit):

   Limited Partners (4,000,000 BUC$ issued and outstanding)          69,639,907      70,980,748
   General Partners                                                    (253,857)       (240,313)
                                                                    -----------     -----------
   Total Partners' Capital                                           69,386,050      70,740,435
                                                                    -----------     -----------
   Total Liabilities and Partners' Capital                          $76,617,483     $77,862,045
                                                                    ===========     ===========
See notes to financial statements


                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                          ------------------------     -------------------------
                                             1996          1995           1996           1995
                                          ----------    ----------     ----------     ----------
Revenues:
   Rental income                          $1,757,237    $1,789,036     $5,328,453     $5,402,900
   Recovery of common area
     maintenance charges                     185,180       205,441        555,541        616,325
   Real estate tax reimbursements            217,161       235,667        651,484        707,002
   Interest income                            12,110        39,787         27,119         50,768
   Other                                      59,154        54,508        135,234        149,268
                                          ----------    ----------     ----------     ----------
   Total revenues                          2,230,842     2,324,439      6,697,831      6,926,263
                                          ----------    ----------     ----------     ----------

Expenses:

   General and administrative                 62,731       109,518        278,676        315,934
   General and administrative-related
     parties (Note 3)                        172,120       159,231        505,372        423,843
   Operating                                  51,101        46,312        137,459        129,287
   Repairs and maintenance                   284,161       222,199        740,485        595,473
   Real estate taxes                         280,784       256,003        842,353        768,010
   Insurance                                  59,740       105,635        187,475        189,029
   Interest                                  132,930       137,773        401,592        416,032
   Depreciation and amortization             636,472       622,770      1,899,221      1,866,127
   Bad debt                                  (87,222)      (36,432)         5,852        264,552
                                          ----------    ----------     ----------     ----------
   Total expenses                          1,592,817     1,623,009      4,998,485      4,968,287
                                          ==========    ==========     ==========     ==========
Net Income                                $  638,025    $  701,430     $1,699,346     $1,957,976
                                          ==========    ==========     ==========     ==========

Allocation of Net Income:

   Limited partners                       $  523,915    $  586,686     $1,359,163     $1,615,207
                                          ==========    ==========     ==========     ==========
   General Partners                       $    5,292    $    5,926     $   13,729     $   16,315
                                          ==========    ==========     ==========     ==========
   Special distributions to
     General Partners                     $  108,818    $  108,818     $  326,454     $  326,454
                                          ==========    ==========     ==========     ==========
Net Income per BUC                        $      .13    $      .15     $      .34     $      .40
                                          ==========    ==========     ==========     ==========


See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                        Total         Limited Partners    General Partners
                                                     -----------      ----------------    ----------------
Partners' capital (deficit) - January 1, 1996        $70,740,435        $70,980,748           $(240,313)

Net income                                             1,699,346          1,359,163             340,183

Distributions                                         (3,053,731)        (2,700,004)           (353,727)
                                                     -----------        -----------           ---------
Partners' capital (deficit) - September 30, 1996     $69,386,050        $69,639,907           $(253,857)
                                                     ===========        ===========           =========






See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                        1996               1995
                                                                    ------------        -----------
Cash flows from operating activities:

Net income                                                           $1,699,346         $1,957,976

Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                      1,899,221          1,866,127
   Decrease (increase) in accounts receivable-tenants                   479,466           (251,218)
   (Decrease) increase in allowance for doubtful accounts               (29,407)           227,000
   Increase in other assets                                             (51,509)           (70,604)
   Increase in due to General Partners and affiliates                   129,090             71,806
   Decrease in accounts payable and other liabilities                   (48,049)           (31,217)
   Increase in real estate tax payable                                  200,919            277,219
                                                                     ----------         ----------
     Total adjustments                                                2,579,731          2,089,113
                                                                     ----------         ----------

   Net cash provided by operating activities                          4,279,077          4,047,089
                                                                     ----------         ----------

Cash flows from investing activities:

   Improvements to property and equipment                               (57,093)           (90,795)
   Leasing commissions paid                                            (237,406)           (51,718)
                                                                     ----------         ----------

   Net cash used in investing activities                               (294,499)          (142,513)
                                                                     ----------         ----------

Cash flows from financing activities:

   Principal payment on notes payable                                  (172,137)          (112,019)
   Distributions paid                                                (3,053,731)        (3,053,731)
   Increase in deferred refinancing costs                                     0            (26,398)
                                                                     ----------         ----------

   Net cash used in financing activities                             (3,225,868)        (3,192,148)
                                                                     ----------         ----------

Net increase in cash and cash equivalents                               758,710            712,428

Cash and cash equivalents - beginning of period                       2,057,134          1,433,699
                                                                     ----------         ----------

Cash and cash equivalents - end of period                            $2,815,844         $2,146,127
                                                                     ==========         ==========

Supplemental information:

   Interest paid                                                     $  401,592         $  416,032
                                                                     ==========         ==========


See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


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

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996 and, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of a property to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the property's carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's results of operations or financial position.

     The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future periods. No write-downs for impairments have been recorded as of September 30, 1996.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2 - Property and Equipment

         The components of property and equipment are as follows:

                                                            September 30,     December 31,
                                                                1996              1995
                                                            ------------      ------------
         Land                                                $20,828,781      $20,828,781
         Buildings and improvements                           66,808,259       66,752,953
                                                             -----------       ----------
                                                              87,637,040       87,581,734
         Less: Amounts accrued or received from sellers'
                 rental guarantees                            (1,781,284)      (1,781,284)
               Accumulated depreciation                      (14,612,150)     (13,262,215)
                                                             -----------       ----------
                                                             $71,243,606      $72,538,235
                                                             ===========      ===========

         Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at September 30, 1996 and December 31, 1995. However, the carrying value of certain properties may be in excess of their fair value as of such dates.


NOTE 3 - Related Party Transactions

         The costs and expenses incurred to related parties for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                         ----------------------    ----------------------
                                           1996         1995         1996         1995
                                         ---------    ---------    ---------    ---------
         Expense reimbursement (a)        $ 64,096     $ 50,568     $156,404     $ 92,456
         Property management fees (b)       99,701       97,744      323,132      306,711
         Leasing commissions (c)             2,618        6,619        8,724       11,776
         Insurance services (d)              5,705        4,300       17,112       12,900
                                          --------     --------     --------     --------

                                          $172,120     $159,231     $505,372     $423,843
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

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 3 - Related Party Transactions (continued)

         The distributions earned by the General Partners for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                   Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ---------------------
                                     1996        1995      1996          1995
                                  ---------   ---------  ---------    ---------
         Special Distributions    $ 108,818   $ 108,818  $ 326,454    $ 326,454
         Regular Distributions
           of Cash Flows from
           Operations                 9,091       9,091     27,273       27,273
                                  ---------   ---------  ---------    ---------
                                  $ 117,909   $ 117,909  $ 353,727    $ 353,727
                                  =========   =========  =========    =========


         As of September 30, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, a General Partner, owns 33,760 BUC$.


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

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 4 - Contingencies (continued)

         The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.

         On August 9, 1994, House of Fabrics, Inc., a tenant at Winery Square Shopping Center ("Winery"), closed on a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender") for tenant improvements at the tenant's location. The Note is for $350,000, matures on August 1, 1999 and carries a fixed interest rate of 12%. Monthly payments in the amount of $7,786 are payable on the first day of every month until August 1, 1999. As required by the Lender, the Partnership has guaranteed the payment of all principal, interest, additional interest and other sums of any nature whatsoever, which may or shall become due and payable pursuant to the provisions of the Note. On November 3, 1994, House of Fabrics, Inc. filed under Chapter 11 of the bankruptcy code. Pursuant to the court proceedings, House of Fabrics closed certain of its stores including the Winery location. As of March 1996 the tenant ceased operations and rental payments. Management is currently in negotiations with a replacement tenant for part of the space and together with High Peak Corporation, is pursuing a claim in the bankruptcy court for amounts due under the Note. Pursuant to the guarantee, the Partnership has been making payments which are due to High Peak under the Note and the Note is current as of September 30, 1996.


 NOTE 5 - Subsequent Event

         In November 1996, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash from operations for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

         The Partnership's current primary source of funds is cash flow from operations of eleven shopping centers.

         During the nine months ended September 30, 1996, cash and cash equivalents increased by approximately $759,000. This increase is primarily attributable to cash flow from operations of $4,279,000, which exceeded debt payments of $172,000, distributions of $3,054,000, and capital expenditures (including leasing commissions) of $294,000.

         Future liquidity is expected to result from cash generated from the operations of the properties and, ultimately, from the sale of the properties. The Partnership anticipates that future tenant and capital improvements as required in the normal course of business will be funded from cash generated from operations.

         In November 1996, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash from operations for the quarter ended September 30, 1996.

         On August 9, 1994, House of Fabrics, Inc., a tenant at Winery Square Shopping Center ("Winery"), closed on a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender") for tenant improvements at the tenant's location. The Note is for $350,000, matures on August 1, 1999 and carries a fixed interest rate of 12%. Monthly payments in the amount of $7,786 are payable on the first day of every month until August 1, 1999. As required by the Lender, the Partnership has guaranteed the payment of all principal, interest, additional interest and other sums of any nature whatsoever, which may or shall become due and payable pursuant to the provisions of the Note. On November 3, 1994, House of Fabrics, Inc. filed under Chapter 11 of the bankruptcy code. Pursuant to the court proceedings, House of Fabrics closed certain of its stores including the Winery location. As of March 1996 the tenant ceased operations and rental payments. Management is currently in negotiations with a replacement tenant for part of the space and together with High Peak Corporation, is pursuing a claim in the bankruptcy court for amounts due under the Note. Pursuant to the guarantee, the Partnership has been making payments which are due to High Peak under the Note and the Note is current as of September 30, 1996.

         Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of November 13, 1996, this space has not been re-leased.

         In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. Their lease expires in November 1998, and Publix intends to continue to abide by the terms of its lease until expiration. As of November 13, 1996, this space has not been re-leased.

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

Results of Operations
---------------------

         The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of a property to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the property's carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's results of operations or financial position.

         The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of September 30, 1996.

         Net income decreased approximately $63,000 and $259,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

         Revenues for the three and nine months ended September 30, 1996 consist primarily of the results of the operations of the eleven shopping centers in which the Partnership has invested. Rental income from these properties during the three and nine months ended September 30, 1996 decreased approximately 2% and 1%, respectively, as compared to the corresponding periods in 1995 primarily due to decreases at Highland Fair and Winery Square due to the loss of several tenants at both locations partially offset by an increase in occupancy at Southaven and Forest Park.

         Interest income decreased approximately $28,000 and $24,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to interest income earned on an escrow account for several years at one of the Partnership's properties, which was recognized in the third quarter of 1995.

         General and administrative expense decreased approximately $47,000 and $37,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decrease for the three months was primarily due to legal expenses incurred in connection with the collection of receivables from two of the tenants at one of the Partnership's properties during the third quarter of 1995. The decrease for the nine months was primarily due to the costs of appraisals of the Partnership's eleven properties in 1995, which was partially offset by increased legal expense in the first quarter of 1996 relating to the collections of receivables referred to above.

         General and administrative expense-related parties increased approximately $13,000 and $82,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. These increases were primarily due to an underaccrual of expense reimbursements to PBP in 1995 and increases in property management fees at three of the Partnership's properties in the first quarter of 1996.

         Repairs and maintenance expense increased approximately $62,000 and $145,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to an increase in roof repairs at Westbird and Hickory Plaza and the relamping of parking lots at Hickory Plaza and Winery Square.

         Insurance expense decreased approximately $46,000 for the three months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to an overstatement of prepaid insurance at June 30, 1995 which was corrected in the third quarter of 1995.

         Bad debt expense decreased approximately $51,000 and $259,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decrease for the three months was primarily due to a larger decrease in reserves at Hickory Plaza and Town West. The decrease for the nine months was primarily due to a decrease in reserves at Town West, Hickory Plaza, Winery Square and Highland Fair in 1996 as compared to 1995.

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

                                   SIGNATURES
                                   ----------


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


                                   SUMMIT INSURED EQUITY L.P.



                                    By:  RELATED INSURED EQUITY ASSOCIATES, INC.
                                         General Partner



Date: November 13, 1996                  By:   /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes
                                               Vice President
                                               (Principal Financial Officer)



Date: November 13, 1996                  By:   /s/ Richard A. Palermo
                                               ----------------------
                                               Richard A. Palermo
                                               Treasurer
                                               (Principal Accounting Officer)



                                    By:  PRUDENTIAL-BACHE PROPERTIES, INC.
                                         General Partner



Date: November 13, 1996                   By:  /s/ Eugene D. Burak
                                               -------------------
                                               Eugene D. Burak
                                               Vice President