Form 10-K
period 1996-12-31
SUMMIT INSURED EQUITY L P
filed 1997-03-31
CIK 801440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15703

                           SUMMIT INSURED EQUITY L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-2641866
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                   10022
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Unit Certificates

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's prospectus dated December 23, 1986, as supplemented February 12, 1987 and July 22, 1987, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 33

                                     PART I

Item 1. Business.

General

     Summit Insured Equity L.P. (the "Registrant") is a limited partnership which was formed under the laws of the State of Delaware on December 12, 1985. The general partners of the Registrant (the "General Partners") are Related Insured Equity Associates, Inc., a Delaware corporation, (the "Related General Partner") and Prudential-Bache Properties, Inc. ("PBP"), a Delaware corporation. The General Partners manage and control the affairs of the Registrant. See Item 10, Directors and Executive Officers of the Registrant.

     On December 23, 1986, the Registrant commenced a public offering (the "Offering") of Limited Partnership Interests and Beneficial Unit Certificates ("BUC$") managed by Prudential Securities Incorporated ("PSI"), an affiliate of PBP, pursuant to a prospectus dated December 23, 1986 (the "Prospectus"). Capitalized terms which are used and not defined herein have the same meaning as in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") contained in the Prospectus.

     The Registrant received net proceeds of approximately $89,000,000 from the Offering, representing 4,000,000 BUC$ from 7,981 investors. The Offering was completed on August 1, 1987 and no further issuance of BUC$ is anticipated.

     The Registrant's business is to purchase, on an all-cash basis, existing income-producing shopping centers, and to improve, operate and hold such properties for investment. The Registrant has completed its acquisition phase and owns eleven shopping centers. See Item 2, Properties, for a description of each property.

     The following list compares gross revenues for each of the Registrant's investment properties as a percentage of the Registrant's total gross revenues for the fiscal years ended 1996, 1995 and 1994.


                                                    1996        1995        1994
                                                    ----        ----        ----

     1.   Cactus Village/Glendale, AZ                 6%          6%          7%
     2.   Hickory Plaza/Nashville, TN                 7%          7%          7%
     3.   Highland Fair/Gresham, OR                   7%          8%          8%
     4.   Pablo Plaza/Jacksonville, FL               10%         10%          8%
     5.   Southhaven/Southhaven, MS                   8%          7%          6%
     6.   Town West/Indianapolis, IN                  7%          6%          7%
     7.   Westbird/Miami, FL                         11%         12%         11%
     8.   Winery Square/Fairfield, CA                14%         15%         17%
     9.   Mountain View Village/Snellville, GA       11%         10%         10%
     10.  Forest Park Square/Cincinnati, OH          12%         11%         11%
     11.  Kokomo Plaza/Kokomo, IN                     7%          8%          8%

     During the year ended December 31, 1996, the Kroger Company, which is a tenant at Hickory Plaza Shopping Center, Southhaven Shopping Center, Town West Shopping Center, Mountain View Village Shopping Center, Forest Park Shopping Center and Kokomo Plaza Shopping Center, accounted for approximately 37% of the Registrant's total rental income.

Insurance Policy

     The Registrant has purchased an insurance policy (the "Policy") from Continental Casualty Company ("CNA") which, in effect, will insure that if all net proceeds of the Offering are invested or allocated to investment in properties, the cumulative amount of Insured Cash Available for Distribution (as defined in the Prospectus), from all sources, as determined in accordance with the Policy and related agreement, together with the Appraised Values of the real estate then owned by the Registrant, will equal at least 100% of Original Contributions on the day on which the last property was acquired by the Registrant (the "Final Acquisition Date"). The maximum liability of CNA under the Policy will increase pursuant to a formula based upon the length of time properties are held by the Registrant, up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). However, the Policy is not a guaranty that holders of Limited Partnership Interests will receive a return equal to 125% of their Original Contributions to the Registrant or any lesser amount insured under the Policy. The Policy is intended to cover various economic risks of the ownership of the properties, but does not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical injury to the properties. Payment of any amount due under the Policy will be made to the Registrant after the Guaranty Payment Date.

Competition

     The real estate business is highly competitive and substantially all of the properties acquired by the Registrant have active competition from similar properties in their respective vicinities. See Item 2, Properties. In addition, various other limited partnerships have been or may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Registrant or compete for the time and services of the Registrant's General Partners.

Employees

     The Registrant does not directly employ anyone. All services are performed for the Registrant by the General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 8, 11 and 13. In addition, the Registrant reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Registrant in accordance with the Partnership Agreement.

     The properties are managed by RCC Property Advisors, Inc. (the "Manager"), an affiliate of the Related General Partner, for a fee equal to 4.5% of the gross rental receipts from the properties, which is competitive with fees paid in the areas in which the properties are located. The Manager also receives standard leasing commissions for space leased to new tenants and lease renewals. The Manager also is reimbursed for certain expenses. Management fees and leasing commissions earned by RCC Property Advisors, Inc. for the years ended December 31, 1996, 1995 and 1994 totaled approximately $432,000, $426,000 and $425,000, respectively. See Item 2 for more information on the properties.

     Four of the officers of the Related General Partner have an ownership interest in Multi-Family Program Manager Inc., a company which has provided insurance services for the properties. The amounts earned by Multi-Family Program Manager Inc. were approximately $23,000, $23,000 and $12,000 during fiscal years 1996, 1995 and 1994, respectively.

Other Events

     On December 31, 1996, the United States District Court for the Southern District of New York (the "Court") issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the class action litigation (the "Class Action") relating to the Registrant (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) against the Related General Partner and certain of its affiliates. See Note 9 to the financial statements in Item 8. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the

"Reorganization") of the Registrant and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

     The proposed Related settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Registrant as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Registrant and Summit Insured Equity L.P. II, Summit Preferred Equity L.P. and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Registrant by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame.

Item 2. Properties.

     The Registrant's properties consist of "neighborhood shopping centers" located primarily in the southeastern, western, and midwestern United States. They range in size from 67,000 to 141,000 square feet and each center contains a number of boutique style shops and one or two anchor tenants. As of December 31, 1996, the Registrant owned the eleven shopping centers listed below, all of which were purchased for cash.

     Further information regarding the Registrant's properties may be found in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 14, Schedule III.

                                                                     % Square                                  Comparable
                                                                        Feet        Annualized                 Competition
Name, Type of                                                         Leased at      Base Rent     Main         within a
Property and               Purchase       Date         Rentable       December       December     Anchor       three-mile
  Location                  Price       Purchased     Square Feet     31, 1996       31, 1996     Tenant         radius
  --------                  -----       ---------     -----------     --------       --------     ------         ------
Cactus Village           $ 6,330,000     7/25/87        72,598          97%          $484,000     Safeway      11 shopping
  Shopping                                                                                                     centers
  Center
  Glendale, AZ

Hickory Plaza            $ 4,902,000     4/23/87        67,336          99%          $616,000     Kroger       8 shopping
  Shopping                                                                                                     centers
  Center
  Nashville, TN

Highland Fair            $ 5,950,000     7/24/87        74,754          99%          $646,000     Safeway      6 shopping
  Shopping                                                                                                       centers
  Center
  Gresham, OR

Pablo Plaza              $ 7,500,000     2/18/87       140,921          86%          $513,000     Publix       12 shopping
  Shopping                                                                                                     centers
  Center
  Jacksonville, FL

Southhaven               $ 5,666,000     2/28/87        83,750         100%          $603,000     Kroger       6 shopping
  Shopping                                                                                                       centers
  Center
  Southhaven, MS

(continued)

                                                                     % Square                                  Comparable
                                                                        Feet        Annualized                 Competition
Name, Type of                                                         Leased at      Base Rent     Main         within a
Property and               Purchase       Date         Rentable       December       December     Anchor       three-mile
  Location                  Price       Purchased     Square Feet     31, 1996       31, 1996     Tenant         radius
  --------                  -----       ---------     -----------     --------       --------     ------         ------
Town West                $ 4,932,000     5/11/87        88,200         100%          $472,000     Kroger       5 shopping
  Shopping                                                                                                     centers
  Center
  Indianapolis, IN

Westbird                 $ 7,000,000     12/31/86      100,237          98%          $894,000     Publix       7 shopping
  Shopping                                                                                                     centers
  Center
  Miami, FL

Winery Square            $12,801,700     12/22/87      121,047          87%          $876,000     Food 4       5 shopping
  Shopping                                                                                        Less         centers
  Center
  Fairfield, CA

Mountain                 $10,350,000     7/25/88        99,908          95%          $861,000     Kroger       4 shopping
  View Village                                                                                                 centers
  Shopping
  Center
  Snellville, GA

Forest Park              $ 8,950,000     5/19/89        92,824          98%          $806,000     Kroger       2 shopping
  Shopping                                                                                                     centers
  Center
  Cincinnati, OH

Kokomo Plaza             $ 6,987,000     5/19/89        89,546          94%          $511,000     Kroger       6 shopping
  Shopping                                                                                                     centers
  Center
  Kokomo, IN

Item 3. Legal Proceedings.

     See Item 1. Business - Other Events and Note 9 to financial statement in
Item 8. Financial Statements and Supplementary Data which information is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of BUC$holders.

     No matters were submitted to a vote of BUC$holders during the last quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                     PART II


Item 5. Market for the Registrant's BUC$ and Related BUC$holders Matters.

     As of March 3, 1997, the Registrant had issued and outstanding 4,000,000 Limited Partnership Interests, each representing a $25 capital contribution to the Registrant, for aggregate gross proceeds of $100,000,000. All of the issued and outstanding Limited Partnership Interests have been issued to Related BUC$ Associates, Inc. (the "Assignor Limited Partner"), which, in turn, has issued BUC$ to the investors in the Registrant. Each BUC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interests held by the Assignor Limited Partner. BUC$ may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BUC$. Neither the BUC$ nor the Limited Partnership Interests are listed or quoted for trading on an established securities exchange.

     The General Partners have established a policy of limiting transfers of BUC$ in secondary market transactions unless, notwithstanding such transfers, the Registrant will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Registrant classified as a publicly traded partnership which could have adverse tax effects on investors. In order to comply with the safe harbor provisions, the transfer of BUC$ may be restricted. Furthermore, the Court's Order in connection with the proposed Related Settlement of the Class Action imposes certain restrictions on the transfer of the BUC$. See Item 1. Business - Other Events.

     At March 3, 1997, there were 7,726 registered holders of an aggregate of 4,000,000 BUC$.

     There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant expects that cash distributions will continue to be paid in the future from Adjusted Cash from Operations.

Distribution Information

     Distributions per BUC payable out of Adjusted Cash from Operations of the Registrant during 1996 and 1995 were as follows:

Cash Distribution      Approximate       Total Amount          Total Quarterly
for Quarter Ended       Date Paid      of Distribution      Distribution Per BUC
-----------------       ---------      ---------------      --------------------
March 31, 1996           5/15/96         $  900,001            $   .2250
June 30, 1996            8/14/96            900,001                .2250
September 30, 1996      11/14/96            900,002                .2250
December 31, 1996        2/13/97            900,001                .2250
                                         ----------            ---------
   Total for 1996                        $3,600,005            $   .9000
                                         ==========            =========

March 31, 1995           5/11/95         $  900,001            $   .2250
June 30, 1995            8/14/95            900,001                .2250
September 30, 1995      11/14/95            900,001                .2250
December 31, 1995        2/14/96            900,002                .2250
                                         ----------            ---------
   Total for 1995                        $3,600,005            $   .9000
                                         ==========            =========


     Total Adjusted Cash from Operations (as defined below) remaining after payment of the Special Distribution to the General Partners (see Note 6 to the Financial Statements in Item 8, below) is distributed 99% to the BUC$holders and Limited Partners and 1% to the General Partners. Accordingly, in connection with the distributions set forth in the table, the General Partners received, in payment of their 1% interest and Special Distributions approximately $472,000 for each of the fiscal years ending 1996 and 1995.

     Cash distributions paid in 1996 and 1995 were funded from current and previously undistributed cash flow from operations. Approximately $1,629,000 of the $3,600,000 and $1,764,000 of the $3,600,000 paid to BUC$holders in 1996 and
1995, respectively, represent a return of capital under generally accepted accounting principles ("GAAP") basis. (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders).

     Total Adjusted Cash From Operations is the excess of cash revenue from operations of the Registrant's Properties over cash disbursements, without deduction for depreciation and amortization but after a reasonable allowance for cash reserves for repairs, replacements, contingencies, etc., as determined by the General Partners.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.


                                                                        For the Years Ended December 31,
                                           -----------------------------------------------------------------------------------------
OPERATIONS                                     1996               1995               1994               1993                1992
----------                                 ------------       ------------       ------------       ------------       ------------
Total revenues                             $  9,224,030       $  9,081,226       $  9,272,415       $  8,907,984       $  8,710,091

Total expenses                               (6,797,394)        (6,790,935)        (6,563,660)        (6,457,832)        (6,143,055)
                                           ------------       ------------       ------------       ------------       ------------
Net income                                 $  2,426,636       $  2,290,291       $  2,708,755       $  2,450,152       $  2,567,036
                                           ============       ============       ============       ============       ============
Net income per BUC                         $        .49       $        .46       $        .56       $        .50       $        .53
                                           ============       ============       ============       ============       ============

                                                                                     December 31,
                                           -----------------------------------------------------------------------------------------
FINANCIAL POSITION                             1996               1995               1994               1993                1992
------------------                         ------------       ------------       ------------       ------------       ------------
Total Assets                               $ 75,842,337       $ 77,862,045       $ 79,552,661       $ 81,104,315       $ 83,328,533
                                           ============       ============       ============       ============       ============
Notes Payable                              $  5,565,841       $  5,792,615       $  5,959,212       $  5,976,244       $  5,976,244
                                           ============       ============       ============       ============       ============
Total Liabilities                          $  6,746,907       $  7,121,610       $  7,030,876       $  7,219,644       $  7,721,362
                                           ============       ============       ============       ============       ============
Total Partners' Capital                    $ 69,095,430       $ 70,740,435       $ 72,521,785       $ 73,884,671       $ 75,607,171
                                           ============       ============       ============       ============       ============


DISTRIBUTIONS

Distribution per BUC                       $      .9000       $      .9000       $      .9000       $      .9125       $     1.0110
                                           ============       ============       ============       ============       ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Registrant's current primary source of funds is cash flow from operations of eleven shopping centers.

     All distributions made during 1996, 1995 and 1994 were from Adjusted Cash From Operations of the properties. The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from Adjusted Cash From Operations generated by the properties.

     On February 14, 1997, a distribution of $900,001 was paid to the BUC$holders and $9,091 to the General Partners from Adjusted Cash From Operations for the quarter ended December 31, 1996.

     As more fully discussed in Results of Operations below, two anchor tenants have vacated their premises but continue to meet the terms of their lease.

     On August 9, 1994, House of Fabrics, Inc. ("House of Fabrics"), a tenant at Winery Square Shopping Center ("Winery Square"), closed a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender"), a third party lender, for tenant improvements at the tenant's location. It is an amortizing note carrying a fixed interest rate of 12%, maturing on August 1, 1999 and with fixed monthly payments in the amount of $7,786 due and payable on the first day of each month. As required by the Lender, the Registrant guaranteed the payment of all principal, interest, any additional interest and other sums of any nature whatsoever which may or shall become due and payable pursuant to the provisions of the Note (the "Guarantee"). On November 3, 1994, House of Fabrics filed under Chapter 11 of the Bankruptcy Code and pursuant to subsequent court proceedings, certain of House of Fabrics' leases were rejected and those stores were closed including the Winery Square location. Pursuant to such proceedings, as of March 1996, the tenant ceased operations and rental payments with respect to the Winery Square location. Management has pursued various proposals to re-lease the space and is currently in negotiations with a replacement tenant for most of the space. Pursuant to the terms of the Guarantee, the Registrant continued to make payments to the Lender of amounts due under the Note and payments were current through December 31, 1996.

     Together with the Lender, the Registrant also pursued a claim in the bankruptcy proceedings for amounts due from House of Fabrics under the Note and the lease. In December 1996, in accordance with the Order Confirming House of Fabrics' Third Amended Plan of Reorganization dated May 23, 1996 (as modified) stock certificates evidencing 15,251 shares and 13,910 shares of House of Fabrics common stock were issued to the Lender and the Registrant, respectively, against their allowed claims of $265,981 and $242,491, respectively. Under an agreement with the Lender, the stock issued to the Lender was assigned to the Registrant on January 17, 1997, the balance of the loan ($212,309) due the Lender was paid-off and the Registrant was fully released under its Guaranty. The stock is thinly traded but was sold as of February 28, 1997 for $145,805 ($5 per share), less brokerage commissions and fees.

     During the year ended December 31, 1996, cash and cash equivalents of the Registrant increased by approximately $341,000. This increase is primarily attributable to cash flow from operations of approximately $5,108,000, which exceeded debt payments of approximately $227,000, distributions of approximately $4,072,000, capital expenditures of approximately $119,000 and leasing commissions of approximately $349,000.

     Future liquidity is expected to result from cash generated from the operations of the properties, interest earned on funds invested in short-term money market instruments and ultimately through the sale or refinancing of the properties. The Registrant anticipates that future tenant and capital improvements will be funded from cash generated from operations will provide sufficient liquidity to fund in future years the Registrant's operating expenditures, debt service, future tenant and capital improvements and distributions.

     For a discussion of the proposed settlement of the Class Action relating to the Registrant, see Other Events in Item 1. Business above.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Registrant's investments in properties are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

     Results of the Registrant's operations for the year ended December 31, 1996 consist primarily of the result of the operations of the eleven shopping centers in which the Registrant has invested.

     The Registrant reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

     The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Registrant's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of December 31, 1996.

     The Registrant's investment in the shopping centers is subject to the risks arising from management and ownership of commercial properties. The Registrant invests in shopping centers with substantial anchor tenants. Anchor tenants usually provide stability to a shopping center and a steady source of rental payments. A shopping center's revenues from all of its tenants can be adversely affected by the loss of its anchor tenant. If the rental income from shopping centers decreases, it could adversely affect distributions to BUC$holders and could affect the price the Registrant is able to receive upon sale of the properties.

     All eleven shopping centers have tenants with leases that require payment of percentage rent. Percentage rent is an amount paid by the tenant which represents a portion of sales proceeds over a specified threshold amount as called for in the lease.

     Within the eleven shopping centers there were twenty seven tenants who received some period of free rent during 1996. Free rent (i.e. not charging a tenant rent for a period of time) is given to tenants as an inducement to lease or re-lease space. The total amount of free rent was less than 1% of net rental income. Some of the tenants will continue to receive free rent in 1997.

     Safeway, the anchor tenant of Cactus Village Shopping Center ("Cactus Village") closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of March 1, 1997, this space has not been re-leased.

     In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. This tenant's lease expires in November 1998, and Publix intends to continue to abide by the terms of its lease until expiration. As of March 1, 1997, this space has not been re-leased.

1996 vs. 1995

     Net income per BUC was $.49 for the year ended December 31, 1996 as compared to $.46 for the year ended December 31, 1995.

     Rental income decreased approximately $140,000 or 2% from 1995 to 1996 primarily due to decreases at Highland Fair Shopping Center ("Highland Fair") and Winery Square due to the loss of several tenants at both locations partially offset by an increase in occupancy at Southhaven Shopping Center and Forest Park Shopping Center ("Forest Park").

     Recovery of common area maintenance charges increased approximately $88,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase is primarily due to repairs in 1996 for relamping of parking lots at Hickory Plaza Shopping Center ("Hickory Plaza") and Winery Square, roof repairs at Hickory Plaza as well as an underaccrual of such charges at Cactus Village in 1995.

     Real estate tax reimbursements increased approximately $172,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was primarily due to an increase in real estate taxes at Forest Park in 1995 due to an unsuccessful valuation protest which was billed in 1996 and an underaccrual of reimbursements at Mountain View Shopping Center ("Mountain View") in 1995.

     Interest income decreased approximately $17,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease is primarily due to interest income earned on an escrow account for several years at one of the Registrant's properties, which was recognized in the third quarter of 1995.

     Other income increased approximately $40,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in insurance reimbursements from tenants at Winery Square resulting from increases in premiums for earthquake insurance.

     General and administrative expense decreased approximately $104,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease is primarily due to a settlement of a lawsuit with the seller of Winery Square in connection with monies placed in escrow at closing to ensure construction completion in 1995 as well as the cost of appraisals of the Registrant's eleven properties in 1995.

     Repairs and maintenance expense increased approximately $119,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase is primarily due to roof repairs at Westbird Shopping Center ("Westbird") and Hickory Plaza, relamping of parking lots at Hickory Plaza and Winery Square and structural repairs to the building at Westbird.

     Bad debt expense decreased approximately $190,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease is primarily due to a decrease in reserves at Townwest, Cactus Village, Highland Fair and Winery Square.

     Depreciation and amortization increased approximately $266,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to the write off of leasehold improvements and leasing commissions relating to a tenant at Winery Square which ceased operations and rental payments in March 1996.

1995 vs. 1994

     Net income per BUC was $.46 for the year ended December 31, 1995 as compared to $.56 for the year ended December 31, 1994.

     Rental income remained fairly consistent from 1994 to 1995 with a 1% increase primarily due to normal rent increases.

     Recovery of common area maintenance charges and repairs and maintenance expense decreased approximately $81,000 and $100,000, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease is primarily due to nonrecurring repairs in 1994 performed on the roof and air conditioning system at Westbird, a portion of which was charged back to the tenants.

     Interest income increased approximately $44,000 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase is primarily due to accrued interest income recognized on an escrow account in 1995 at one of the Registrant's properties.

     Other income decreased approximately $172,000 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease is primarily due to the receipt of approximately $135,000 in 1994 from contractors, engineers and tradesmen for the Registrant's share of a legal settlement for defective work at Winery Square.

     General and administrative expense increased approximately $83,000 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase is primarily due to a settlement of a lawsuit with the seller of Winery Square in connection with monies placed in escrow at closing to ensure construction completion.

     Operating expense increased approximately $28,000 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase is primarily due to an increase in utility expense at Westbird, Winery Square, Mountain View and Forest Park.

     Real estate taxes increased approximately $160,000 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase is primarily due to an unsuccessful valuation protest at Forest Park. This increase is also due to an underaccrual of real estate taxes in 1994 at Cactus Village and an increase of real estate taxes at Highland Fair.

     Insurance expense increased approximately $23,000 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase is primarily due to an understatement of prepaid insurance at December 31, 1993.

Item 8. Financial Statements and Supplementary Data.

(a)1.   Financial Statements                                                                    Page
        --------------------                                                                    ----
        Independent Auditors' Report                                                             15

        Statements of Financial Condition as of December 31, 1996 and 1995                       16

        Statements of Income - Years ended December 31, 1996, 1995 and 1994                      17

        Statements of Changes in Partners' Capital (Deficit) - Years ended                       18

        December 31, 1996, 1995 and 1994

        Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994                  19

        Notes to Financial Statements                                                            20

[Letterhead of Deloitte & Touche LLP]


                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Summit Insured Equity L.P.
New York, New York


     We have audited the accompanying statements of financial condition of Summit Insured Equity L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Insured Equity L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material, respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


New York, New York

March 20, 1997

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS
                                                                                                           December 31,
                                                                                               ------------------------------------
                                                                                                   1996                    1995
                                                                                               ------------            ------------
Property and equipment, net of accumulated depreciation of
   $14,841,244 and $13,262,215, respectively (Note 4)                                          $ 70,670,980            $ 72,538,235
Cash and cash equivalents                                                                         2,398,013               2,057,134
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $302,609 and $509,000, respectively                                                  803,219                 878,701
Deferred insurance costs, net of accumulated amortization
   of $4,604,448 and $4,003,868, respectively  (Note 3)                                           1,401,356               2,001,936
Deferred refinancing costs, net of accumulated amortization
   of $116,043 and $110,764, respectively (Note 3)                                                   17,599                  22,878
Deferred leasing commissions, net of accumulated amortization
   of $263,304 and $188,004, respectively (Note 3)                                                  468,653                 285,179
Other assets                                                                                         82,517                  77,982
                                                                                               ------------            ------------
   Total Assets                                                                                $ 75,842,337            $ 77,862,045
                                                                                               ============            ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Notes payable (Note 8)                                                                      $  5,565,841            $  5,792,615
   Accounts payable and other liabilities                                                           475,862                 533,115
   Real estate taxes payable                                                                        564,012                 646,100
   Due to general partners and affiliates (Note 5)                                                  141,192                 149,780
                                                                                               ------------            ------------
   Total Liabilities                                                                              6,746,907               7,121,610
                                                                                               ------------            ------------

Contingencies (Note 9)

Partners' Capital (Deficit):

   Limited partners (4,000,000 BUC$ issued and outstanding)                                      69,352,193              70,980,748
   General Partners                                                                                (256,763)               (240,313)
                                                                                               ------------            ------------
   Total Partners' Capital                                                                       69,095,430              70,740,435
                                                                                               ------------            ------------
   Total Liabilities and Partners' Capital                                                     $ 75,842,337            $ 77,862,045
                                                                                               ============            ============



See notes to financial statements

                                            SUMMIT INSURED EQUITY L.P.
                                              (a limited partnership)
                                               STATEMENTS OF INCOME


                                                                                                 Years Ended December 31,
                                                                                    ------------------------------------------------
                                                                                       1996               1995               1994
                                                                                    ----------         ----------         ----------
Revenues:
   Rental income                                                                    $7,097,398         $7,236,966         $7,145,175
   Recovery of common area maintenance charges                                         828,478            740,722            821,767
   Real estate tax reimbursements                                                    1,040,827            868,645            942,669
   Interest income                                                                      39,845             57,219             13,327
   Other                                                                               217,482            177,674            349,477
                                                                                    ----------         ----------         ----------
   Total revenues                                                                    9,224,030          9,081,226          9,272,415
                                                                                    ----------         ----------         ----------
Expenses:

   General and administrative                                                          428,235            532,673            449,951
   General and administrative-related parties (Note 5)                                 633,084            577,670            587,374
   Operating                                                                           168,757            178,136            150,126
   Repairs and maintenance                                                             892,434            773,174            873,440
   Real estate taxes                                                                 1,075,573          1,184,399          1,024,013
   Insurance                                                                           251,755            252,711            229,231
   Interest                                                                            531,504            552,456            527,547
   Bad debt                                                                             57,637            247,762            246,147
   Depreciation and amortization                                                     2,758,415          2,491,954          2,475,831
                                                                                    ----------         ----------         ----------
   Total expenses                                                                    6,797,394          6,790,935          6,563,660
                                                                                    ----------         ----------         ----------
Net income                                                                          $2,426,636         $2,290,291         $2,708,755
                                                                                    ==========         ==========         ==========

Allocation of Net Income:

   Limited Partners                                                                 $1,971,450         $1,836,469         $2,250,748
                                                                                    ==========         ==========         ==========

   General Partners                                                                 $   19,914         $   18,550         $   22,735
                                                                                    ==========         ==========         ==========

   Special Distributions to General Partners (Note 5)                               $  435,272         $  435,272         $  435,272
                                                                                    ==========         ==========         ==========

Net income per BUC                                                                  $      .49         $      .46         $      .56
                                                                                    ==========         ==========         ==========




See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                               Total           Limited Partners     General Partners
                                                                           ------------        ----------------     ----------------
Partners' capital (deficit) - January 1, 1994                              $ 73,884,671          $ 74,093,539        $   (208,868)

Net income                                                                    2,708,755             2,250,748             458,007

Distributions                                                                (4,071,641)           (3,600,003)           (471,638)
                                                                           ------------          ------------        ------------

Partners' capital (deficit) - December 31, 1994                              72,521,785            72,744,284            (222,499)

Net income                                                                    2,290,291             1,836,469             453,822

Distributions                                                                (4,071,641)           (3,600,005)           (471,636)
                                                                           ------------          ------------        ------------

Partners' capital (deficit) - December 31, 1995                              70,740,435            70,980,748            (240,313)

Net income                                                                    2,426,636             1,971,450             455,186

Distributions                                                                (4,071,641)           (3,600,005)           (471,636)
                                                                           ------------          ------------        ------------

Partners' capital (deficit) - December 31, 1996                            $ 69,095,430          $ 69,352,193        $   (256,763)
                                                                           ============          ============        ============





See notes to financial statements

                                            SUMMIT INSURED EQUITY L.P.
                                              (a limited partnership)
                                             STATEMENTS OF CASH FLOWS


                                                                                                 Years Ended December 31,
                                                                                    ------------------------------------------------
                                                                                        1996              1995              1994
Cash flows from operating activities:

Net income                                                                          $ 2,426,636       $ 2,290,291       $ 2,708,755
                                                                                    -----------       -----------       -----------

Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                      2,758,415         2,491,954         2,475,831
   Changes in assets and liabilities:
   Decrease (increase) in accounts receivable-tenants                                   281,873          (138,725)          (93,447)
   (Decrease) increase in allowance for doubtful accounts                              (206,391)          197,000           165,000
   Increase in other assets                                                              (4,535)          (40,851)          (29,406)
   (Decrease) increase in due to General Partners and affiliates                         (8,588)           27,750              (955)
   (Decrease) increase in accounts payable and other liabilities                        (57,253)           56,218          (113,903)
   (Decrease) increase in real estate taxes payable                                     (82,088)          173,363           (56,878)
                                                                                    -----------       -----------       -----------
     Total adjustments                                                                2,681,433         2,766,709         2,346,242
                                                                                    -----------       -----------       -----------

   Net cash provided by operating activities                                          5,108,069         5,057,000         5,054,997
                                                                                    -----------       -----------       -----------

Cash flows used in investing activities:

   Improvements to property and equipment                                              (119,325)         (110,637)         (442,739)
   Leasing commissions paid                                                            (349,450)          (73,292)         (171,151)
   Increase in sellers' rental guarantees                                                     0            15,000                 0
                                                                                    -----------       -----------       -----------

   Net cash used in  investing activities                                              (468,775)         (168,929)         (613,890)
                                                                                    -----------       -----------       -----------

Cash flows used in financing activities:

   Repayments of notes payable                                                         (226,774)         (166,597)         (367,032)
   Proceeds from notes payable                                                                0                 0           350,000
   Distributions paid                                                                (4,071,641)       (4,071,641)       (4,071,641)
   Increase in deferred refinancing costs                                                     0           (26,398)                0
                                                                                    -----------       -----------       -----------

   Net cash used in financing activities                                             (4,298,415)       (4,264,636)       (4,088,673)
                                                                                    -----------       -----------       -----------

Net increase in cash and cash equivalents                                               340,879           623,435           352,434

Cash and cash equivalents at beginning of year                                        2,057,134         1,433,699         1,081,265
                                                                                    -----------       -----------       -----------

Cash and cash equivalents at end of year                                            $ 2,398,013       $ 2,057,134       $ 1,433,699
                                                                                    ===========       ===========       ===========
Supplemental information:

   Interest paid                                                                    $   532,799       $   553,061       $   527,547
                                                                                    ===========       ===========       ===========




See notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 1 - General

     Summit Insured Equity L.P., a Delaware limited partnership (the "Partnership"), was organized on December 12, 1985 and had no operations until the commencement, on December 23, 1986, of the public offering of beneficial unit certificates (BUC$) representing assignments of limited partnership interests in the Partnership. The General Partners of the Partnership (the "General Partners") are Related Insured Equity Associates, Inc. (the "Related General Partner") and Prudential-Bache Properties, Inc. ("PBP"). The General Partners manage and control the affairs of the Partnership. The Partnership's fiscal year ends on December 31. The Partnership was formed to acquire, on an all-cash basis, existing income producing shopping centers, and to improve, operate, and hold such properties for investment.

     The Partnership owns eleven shopping centers located in the following states: Arizona, Indiana, Tennessee, Oregon, Florida, Mississippi, Georgia, California and Ohio.

     The Partnership owns an insurance policy (the "Policy") which insures, but not guarantees, that the cumulative amount of insured cash available for distribution from all sources, as determined in accordance with the Policy and related agreement, together with the appraised values of the real estate then owned by the Partnership, will equal at least 100% and up to a maximum of 125% of original contributions on the tenth anniversary of the final property acquisition date. The Policy is intended to cover various economic risks of the ownership of the properties, but does not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical injury to the properties.

NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Accounting

     The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The tax basis net income was lower by approximately $145,000 from the GAAP basis net income for the year ended December 31, 1996 primarily due to direct write-offs for tax purposes which exceeded bad debt expense for GAAP, as well as the treatment of sellers' rental guarantees and depreciation under GAAP (see Note 2b). For the years ended December 31, 1995 and 1994, the tax basis net income was greater than the GAAP basis net income by approximately $287,000, and $271,000, respectively, primarily due to the treatment of sellers' rental guarantees and depreciation under GAAP.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b) Property and Equipment

     The carrying amount of property and equipment includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties less amounts received from sellers' rental guarantees. Buildings are depreciated on the straight line basis over their estimated useful lives of 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (continued)

     The Partnership reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

     The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of December 31, 1996.

     c) Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and money market funds, whose cost approximates market value.

     d) Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the individual partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

     e) Reclassifications

     Certain balances have been reclassified from prior years to conform to classifications used in the current year's presentation.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 3 - Costs, Fees and Expenses

     a) Public Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, were considered deferred organization costs. These costs were capitalized and were amortized over a 60-month period which ended in 1995. Costs incurred to sell Partnership units (BUC$), including brokerage and underwriting commissions (7% of the gross proceeds), certain printing costs, and non-accountable expense allowance were considered selling and offering expenses, and charged to Limited Partners' capital.

     b) Acquisition Fees

     At investor closings, the General Partners were paid a property acquisition fee (equal to 5% of the Gross Proceeds) for evaluating and screening real property to be acquired. This fee, along with acquisition expenses incurred by the Partnership, was allocated to the properties based on the cost of shopping centers acquired.

     c) Deferred Insurance Costs

     Costs related to the Policy purchased for the benefit of the Limited Partners are being amortized over a 10 year period ( the life of the Policy) which commenced on May 19, 1989, the date of the Partnership's final acquisition.

     d) Deferred Refinancing Costs

     Costs incurred in connection with the refinancing of the note payable have been capitalized and are being amortized over the life of the note (see Note 8).

     e) Deferred Leasing Commissions

     Costs incurred in connection with the lease-up of vacant space and lease renewals have been capitalized and are being amortized over the term of the underlying leases.

     f) Other Expenses

     In addition to the costs, fees, and expenses discussed above, the Partnership reimburses the General Partners and its affiliates for actual Partnership operating expenses payable by or allocable to the Partnership. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

     Amortization related to the deferred costs described above is included in depreciation and amortization expense.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 4 - Property and Equipment

         The components of property and equipment are as follows:

                                                            December 31,
                                                   -----------------------------
                                                       1996             1995
                                                   -----------      -----------
         Land                                      $20,356,681      $20,356,681
         Buildings and improvements                 65,155,543       65,443,769
                                                   -----------      -----------

                                                    85,512,224       85,800,450

         Less:  Accumulated depreciation           (14,841,244)     (13,262,215)
                                                   -----------      -----------

                                                   $70,670,980      $72,538,235
                                                   ===========      ===========

     Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at December 31, 1996 and 1995. However, the carrying value of certain properties may be in excess of their fair values as of such dates.

     The following list compares gross revenues for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1996, 1995 and 1994.

                                                        1996      1995      1994
                                                        ----      ----      ----

     1.   Cactus Village/Glendale, AZ                     6%        6%        7%
     2.   Hickory Plaza/Nashville, TN                     7%        7%        7%
     3.   Highland Fair/Gresham, OR                       7%        8%        8%
     4.   Pablo Plaza/Jacksonville, FL                   10%       10%        8%
     5.   Southhaven/Southhaven, MS                       8%        7%        6%
     6.   Town West/Indianapolis, IN                      7%        6%        7%
     7.   Westbird/Miami, FL                             11%       12%       11%
     8.   Winery Square/Fairfield, CA                    14%       15%       17%
     9.   Mountain View Village/Snellville, GA           11%       10%       10%
     10.  Forest Park Square/Cincinnati, OH              12%       11%       11%
     11.  Kokomo Plaza/Kokomo, IN                         7%        8%        8%

     During the year ended December 31, 1996, the Kroger Company, which is a tenant at Hickory Plaza Shopping Center, Southhaven Shopping Center, Town West Shopping Center, Mountain View Village Shopping Center, Forest Park Shopping Center and Kokomo Plaza Shopping Center, accounted for approximately 37% of the Partnership's total rental income.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 5 - Related Party Transactions

     The costs and expenses incurred to related parties for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                          1996             1995              1994
                                                       ---------        ---------         ---------
     Expense reimbursement (a)                         $ 178,600        $ 128,586         $ 150,839
     Property management fees (b)                        420,157          410,177           416,848
     Leasing costs (c)                                    11,507           16,092             8,187
     Insurance services (d)                               22,820           22,815            11,500
                                                       ---------        ---------         ---------

                                                       $ 633,084        $ 577,670         $ 587,374
                                                       =========        =========         =========

     (a) The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar; transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

     (b) The Partnership's eleven properties are being managed by RCC Property Advisors, Inc. (the "Manager"), an affiliate of the Related General Partner.

     (c) Leasing costs, representing travel and other reimbursable expenses incurred, are paid to the Manager in connection with the lease-up of vacant space and lease renewals. In addition, capitalized leasing commissions paid to the Manager for the years ended December 31, 1996 and 1995 were approximately $251,000 and $50,000, respectively.

     (d) Four of the officers of the Related General Partner have an ownership interest in Multi-Family Program Manager Inc., a company which has provided insurance services for the properties.

     The distributions earned by the General Partners for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                     General Partners
                                                       --------------------------------------------
                                                          1996             1995              1994
                                                       ---------        ---------         ---------
     Special Distributions                             $ 435,272        $ 435,272         $ 435,272
     Regular Distributions of Adjusted Cash
       from Operations                                    36,364           36,364            36,366
                                                       ---------        ---------         ---------

                                                       $ 471,636        $ 471,636         $ 471,638
                                                       =========        =========         =========

     As of December 31, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owned 33,760 BUC$.


NOTE 6 - Profit and Loss Allocation/Distribution

     For financial reporting purposes, net profits or losses, after the Special Distributions to the General Partners, are allocated 99% to the limited partners and BUC$holders and 1% to the General Partners.

     Net income per BUC is computed based on the net income for the year allocated to the limited partners divided by the number of BUC$ outstanding for the year.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 6 - Profit and Loss Allocation/Distribution (continued)

     The General Partners are paid a Special Distribution of Adjusted Cash From Operations equal to 0.5% of invested assets per annum, as defined in the Partnership Agreement, for managing the affairs of the Partnership.

     Distributions of cash made, based on Adjusted Cash from Operations after payment of Special Distributions as defined in the Partnership Agreement, are allocated 99% to the limited partners and BUC$holders and 1% to the General Partners.


NOTE 7 - Leases

     Future minimum base rentals due from tenants under non-cancellable operating leases as of December 31, 1996 are as follows:

     Year Ending December 31                                    Amount
     -----------------------                                    ------

              1997                                          $  6,664,000
              1998                                             6,211,000
              1999                                             5,582,000
              2000                                             5,084,000
              2001                                             4,683,000
              Thereafter                                      28,193,000
                                                             -----------

              Total                                          $56,417,000
                                                             ===========

     Certain leases require the lessees to reimburse the Partnership for real estate taxes, insurance costs and certain other reimbursable expenses.


NOTE 8 - Notes Payable

     The Partnership had a loan for $5,600,000 from New York Life Insurance Company ("NYL"). The NYL loan had a five year term at a fixed 9.25% annualized interest rate payable in equal monthly installments of interest only which expired on April 10, 1995. During the second quarter of 1995, the Partnership refinanced the loan with NYL for an additional five years at a 9.25% annualized interest rate payable in equal monthly installments of principal and interest in the amount of $55,984 until June 10, 2000, at which time the balance of principal, together with any unpaid interest, is due. Costs incurred in connection with the refinancing are being amortized over the life of the loan. Another loan, with an original balance of approximately $376,000, which was held by Chemical Bank for a term of one year, was fully repaid on February 2, 1995.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 8 - Notes Payable (continued)

     Annual principal payment requirements as of December 31, 1996 for each of the next five fiscal years and thereafter are as follows:

     Year Ending                                          Amount
     -----------                                          ------

         1997 (a)                                      $  396,598
         1998                                             202,078
         1999                                             221,583
         2000                                             242,971
         2001                                             266,424
         Thereafter                                     4,236,187
                                                       ----------

                                                       $5,565,841
                                                       ==========

     (a) Includes principal repayment of loan due to High Peak on January 17, 1997 of $212,309. (See Note 9.)

     The Partnership has determined that the carrying value of the notes payable approximates their fair value at December 31, 1996 and 1995.

NOTE 9 - Contingencies

     On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants.

     By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

     On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 9 - Contingencies (continued)

on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

     The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P. II, Summit Preferred Equity L.P. and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

     On August 9, 1994, House of Fabrics, Inc. ("House of Fabrics"), a tenant at Winery Square Shopping Center ("Winery Square"), closed a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender"), a third party lender, for tenant improvements at the tenant's location. It is an amortizing note carrying a fixed interest rate of 12%, maturing on August 1, 1999 and with fixed monthly payments in the amount of $7,786 due and payable on the first day of each month. As required by the Lender, the Partnership guaranteed the payment of all principal, interest, any additional interest and other sums of any nature whatsoever which may or shall become due and payable pursuant to the provisions of the Note (the "Guarantee"). On November 3, 1994, House of Fabrics filed under Chapter 11 of the Bankruptcy Code and pursuant to subsequent court proceedings, certain of House of Fabrics' leases were rejected and those stores were closed including the Winery Square location. Pursuant to such proceedings, as of March 1996, the tenant ceased operations and rental payments with respect to the Winery Square

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 9 - Contingencies (continued)

location. Management has pursued various proposals to re-lease the space and is currently in negotiations with a replacement tenant for most of the space. Pursuant to the terms of the Guarantee, the Partnership continued to make payments to the Lender of amounts due under the Note and payments were current through December 31, 1996.

     Together with the Lender, the Partnership also pursued a claim in the bankruptcy proceedings for amounts due from House of Fabrics under the Note and the lease. In December 1996, in accordance with the Order Confirming House of Fabrics' Third Amended Plan of Reorganization dated May 23, 1996 (as modified) stock certificates evidencing 15,251 shares and 13,910 shares of House of Fabrics common stock were issued to the Lender and the Partnership, respectively, against their allowed claims of $265,981 and $242,491, respectively. Under an agreement with the Lender, the stock issued to the Lender was assigned to the Partnership on January 17, 1997, the balance of the loan ($212,309) due the Lender was paid-off and the Partnership was fully released under its Guaranty. The stock is thinly traded but was sold as of February 28, 1997 for $145,805 ($5 per share), less brokerage commissions and fees.


NOTE 10 - Subsequent Events

     On February 14, 1997, a distribution of $900,001 was paid to the BUC$holders and $9,091 to the General Partners from Adjusted Cash From Operations for the quarter ended December 31, 1996.

     On January 17, 1997, under an agreement with High Peak Corporation, 13,910 shares of the common stock of House of Fabrics, Inc. were assigned to the Partnership, the balance of the loan due to High Peak Corporation was paid off and the Partnership was fully released under its guarantee (see Note 9).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partners. Certain information concerning the directors and officers of the General Partners is set forth below.

     The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$, and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4, and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by the Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4, or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representatives of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.


Prudential-Bache Properties, Inc.

     The directors and executive officers of PBP with respect to the Registrant and their positions with PBP are as follows:


      Name                          Position
      ----                          --------

      Thomas F. Lynch, III          President, Chief Executive Officer, Chairman
                                    of the Board of Directors and Director

      Barbara J. Brooks             Vice President-Finance and Chief Financial
                                    Officer

      Eugene D. Burak               Vice President

      Chester A. Piskorowski        Senior Vice President

      Frank W. Giordano             Director

      Nathalie P. Maio              Director

     THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of PSI, an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

     BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

     EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

     CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI, and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

     FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

     NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently she also serves in various capacities for other affiliated companies.

     There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.


The Related General Partner

     The directors and executive officers of the Related General Partner and their positions with the Related General Partner are as follows:


     Name                                     Position
     ----                                     --------

     J. Michael Fried                         President and Director

     Stephen M. Ross                          Director

     Stuart J. Boesky                         Vice President

     Alan P. Hirmes                           Vice President

     Richard A. Palermo                       Treasurer

     Lynn A. McMahon                          Secretary


     J. MICHAEL FRIED, 52, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     STEPHEN M. ROSS, 56, is a Director of the Related General Partner, and is also President of The Related Companies, L.P. ("Related"). He graduated from The University of Michigan with a Bachelor of Business Administration and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

     STUART J. BOESKY, 40, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital, where he presently serves as a Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

     ALAN P. HIRMES, 42, is a Vice President of the Related General Partner. Mr. Hirmes has been a certified public accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     RICHARD A. PALERMO, 36, is Treasurer of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

     LYNN A. McMAHON, 41, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing executive officers and directors have indefinite terms.

Item 11. Executive Compensation.

     The Registrant has no officers or directors. The Registrant does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the Registrant has entered into certain arrangements with the General Partners and their affiliates, which provide for compensation to be paid to the General Partners and their affiliates. Such arrangements include, but are not limited to, Special Distributions of Adjusted Cash from Operations and accountable expense reimbursements. In addition, the General Partners are entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities, which may include services performed for the Registrant. See Note 5 to the financial statements in Item 8 above, for a discussion of the amounts paid to the General Partners and their affiliates for the years ended December 31, 1996, 1995 and 1994.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 3, 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BUC$.

     As of March 3, 1997, the directors and officers of the Related General Partner as a group own in the aggregate 91.8% of the shares of common stock of the Related General Partner. No director or officer of either General Partner owns any interest in PBP.

     As of March 3, 1997, no director or officer of either General Partner owns any BUC$ or limited partnership interests in the Registrant.


Item 13. Certain Relationships and Related Transactions.

     The Registrant has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and as set forth below. However, there have been no direct financial transactions between the Registrant and the directors and officers of the General Partners. See Note 5 to the Financial Statements in Item 8 above.

     All of the Registrant's eleven properties are being managed by RCC Property Advisors, Inc. (the "Manager"), an affiliate of the Related General Partner. The Manager also receives standard leasing commissions for space leased to new tenants and lease renewals. Management fees earned by and leasing costs reimbursed to the Manager, and included in the statements of income, for the years ended December 31, 1996, 1995 and 1994 were approximately $432,000, $426,000 and $425,000, respectively. In addition, capitalized leasing commissions paid to the Manager for the years ended December 31, 1996 and 1995 were approximately $251,000 and $50,000, respectively.

     Four of the officers of the Related General Partner have ownership interest in Multi-Family Program Manager Inc., a company which has provided insurance services for the properties. The amounts earned by Multi-Family Program Manager Inc. were approximately $23,000, $23,000 and $12,000 during fiscal years 1996, 1995 and 1994, respectively.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 1.        Financial Statements

              Independent Auditors' Report                                                            15
              Statements of Financial Condition as of December 31, 1996 and 1995                      16

              Statements of Income - Years ended December 31, 1996, 1995 and 1994                     17

              Statements of Changes in Partners' Capital (Deficit) - Years ended
              19 December 31, 1996, 1995 and 1994                                                     18

              Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994                 19

              Notes to Financial Statements                                                           20


(a) 2.        Financial Statement Schedules

              Schedule II  - Valuation and Qualifying Accounts and
                             Reserves three years ended December 31, 1996                             37

              Schedule III - Real Estate and Accumulated Depreciation
                             and Notes to Schedule - December 31, 1996                                38

              All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.


(a) 3.        Exhibits

(3A)          The Registrant's Second Amended and Certificate of Limited
              Partnership as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11, File No.
              33-8755, as amended

(3B)          The Registrant's Amended and Restated Agreement of Limited
              Partnership, incorporated by reference to Exhibit A to the Registrant's Prospectus, dated December 23, 1986 (the
              "Prospectus"), filed, pursuant to Rule 424(b) under the Securities
              Act of 1933, as part of the Registrant's Registration Statement on Form S-11, File No. 33-8755, as amended

(3C)          Amendment No. 1, dated March 25, 1988, to the Registrant's Amended and
              Restated Agreement of Limited Partnership, incorporated by reference to
              Exhibit 3C to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a)3.          Exhibits (continued)

(10A)         Continental Casualty Company Insurance Policy issued to the Registrant, incorporated by reference to Exhibit 10(C) to the Registrant's
              Registration Statement on Form S-11, File No. 33-8755, as amended

(10B)         Indemnity Agreement among Continental Casualty Company, the Registrant and the General Partners, incorporated by reference to Exhibit 10(D) to the Registrant's Registration Statement on Form S-11, File No. 33-8755,
              as amended

(10C)         Management Agreement between RCC Property Advisors and the
              Registrant, dated May 1, 1991, incorporated by reference to
              Exhibit 10(C) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991

27            Financial Data Schedule (filed herewith)                                              40


(b)           Reports on Form 8-K

              Current Report on Form 8-K dated December 31, 1996 was filed on
              January 10, 1997 relating to a preliminary approval order with respect to the settlement of the class action litigation.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SUMMIT INSURED EQUITY L.P.


                                  By: RELATED INSURED EQUITY ASSOCIATES, INC., a General Partner

Date:  March 27, 1997

                                       By:   /s/ J. Michael Fried
                                             -----------------------------------
                                             J. Michael Fried
                                             President and Director


                                  and


                                  By:  PRUDENTIAL-BACHE PROPERTIES, INC.,
                                       a General Partner

Date:  March 27, 1997

                                       By:   /s/ Thomas F. Lynch, III
                                             -----------------------------------
                                             Thomas F. Lynch, III
                                             President, Chief Executive Officer,
                                             Chairman of the Board of Directors
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


       Signature                                        Title                                            Date
       ---------                                        -----                                            ----


                                           President (principal executive officer)
/s/ J. Michael Fried                       and Director of Related Insured Equity
---------------------------                Associates, Inc. (a General Partner of the
J. Michael Fried                           Registrant)                                              March 27, 1997


/s/ Alan P. Hirmes                         Vice President (principal financial officer) of
---------------------------                Related Insured Equity Associates, Inc.                  March 27, 1997
Alan. P. Hirmes



/s/ Richard A. Palermo                     Treasurer (principal accounting officer)
---------------------------                of Related Insured Equity Associates,
Richard A. Palermo                         Inc.                                                     March 27, 1997


/s/ Stephen M. Ross                        Director of
---------------------------                Related Insured Equity Associates, Inc.                  March 27, 1997
Stephen M. Ross


                                           Chairman of the Board, President,
/s/ Thomas F. Lynch, III                   (principal executive officer)
---------------------------                and Director of Prudential-Bache Properties,
Thomas F. Lynch, III                       Inc. (a General Partner of the Registrant)               March 27, 1997



/s/ Barbara J. Brooks                      Vice President - Finance and Chief Financial
---------------------------                Officer (principal financial officer) of
Barbara J. Brooks                          Prudential-Bache Properties, Inc.                        March 27, 1997



/s/ Nathalie P. Maio                       Director of Prudential-Bache Properties, Inc.            March 27, 1997
---------------------------
Nathalie P. Maio



/s/ Eugene D. Burak                        Vice President of
---------------------------                Prudential-Bache Properties, Inc.                        March 27, 1997
Eugene D. Burak



/s/ Frank W. Giordano                      Director of Prudential-Bache Properties, Inc.            March 27, 1997
---------------------------
Frank W. Giordano

                           SUMMIT INSURED EQUITY L.P.
                             (A LIMITED PARTNERSHIP)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                       Additions-
                                                                       Amounts
                                                        Balance at      Reserved/
 Year Ended                                             Beginning      (Reversed)      Deduction-     Balance at
December 31                   Name                      of Period      During Year     Write-offs    End of Period
-----------                   ----                      ---------      -----------     ----------    -------------

    1996          Allowance for Doubtful Accounts        $509,000       $ 58,000       $(264,000)      $303,000

    1995          Allowance for Doubtful Accounts        $312,000       $248,000       $ (51,000)      $509,000

    1994          Allowance for Doubtful Accounts        $147,000       $246,000       $ (81,000)      $312,000

               SUMMIT INSURED EQUITY L.P. (A LIMITED PARTNERSHIP)
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                                                              Cost Capitalized
                                                                               Subsequent to
                                             Initial Cost to Partnership        Acquisition         Purchase Price Adjustments (E)
                                          --------------------------------    ----------------     ---------------------------------
                                                             Buildings and                                             Buildings and
                                              Land           Improvements       Improvements           Land            Improvements
                                          ------------       ------------       ------------       ------------        ------------
Shopping Centers:
Cactus Village                            $  2,093,532       $  4,631,948       $     41,642       $    (42,583)       $    (93,903)
    Glendale, AZ
Hickory Plaza                                1,288,328          3,931,633             19,729             (3,750)            (11,250)
    Nashville, TN
Highland Fair                                1,288,328          5,059,079            103,786            (21,891)            (60,437)
    Gresham, OR
Pablo Plaza                                  2,147,213          5,922,120             28,935             (7,866)            (21,693)
    Jacksonville, FL
Southhaven                                   1,288,328          4,793,938             31,050                  0                   0
    Southhaven, MS
Town West                                    1,932,491          3,303,752             21,914                  0                   0
    Indianapolis, IN
Westbird                                     1,566,070          5,475,510            597,179              2,474               9,242
    Miami, FL
Winery Square                                4,320,555          8,916,731            295,899           (227,319)           (477,165)
    Fairfield, CA
Mountain View
 Village                                     2,675,960          8,661,498            107,781           (143,357)           (475,472)
    Shellville, GA
Forest Park Square                           1,532,064          7,822,819             18,979            (19,024)            (99,866)
    Cincinnati, OH
Kokomo Plaza                                   695,912          6,643,748             35,057             (8,784)            (78,640)
    Kokomo, IN
                                          ------------       ------------       ------------       ------------        ------------

                                          $ 20,828,781       $ 65,162,776       $  1,301,951       $   (472,100)       $ (1,309,184)
                                          ============       ============       ============       ============        ============


                                                                        Gross Amount at which
                                                                     Carried At Close of Period (D)
                                                       -------------------------------------------------------
                                                                            Buildings and                                Accumulated
                                                          Land              Improvements              Total             Depreciation
                                                       -----------          ------------           -----------          ------------
Shopping Centers:
Cactus Village                                         $ 2,050,949           $ 4,579,687           $ 6,630,636           $ 1,099,953
    Glendale, AZ
Hickory Plaza                                            1,284,578             3,940,112             5,224,690               954,756
    Nashville, TN
Highland Fair                                            1,266,437             5,102,428             6,368,865             1,196,350
    Gresham, OR
Pablo Plaza                                              2,139,347             5,929,362             8,068,709             1,461,577
    Jacksonville, FL
Southhaven                                               1,288,328             4,824,988             6,113,316             1,168,370
    Southhaven, MS
Town West                                                1,932,491             3,325,666             5,258,157               815,454
    Indianapolis, IN
Westbird                                                 1,568,544             6,081,931             7,650,475             1,467,551
    Miami, FL
Winery Square                                            4,093,236             8,735,465            12,828,701             2,134,633
    Fairfield, CA
Mountain View
 Village                                                 2,532,603             8,293,807            10,826,410             1,746,359
    Shellville, GA
Forest Park Square                                       1,513,040             7,741,932             9,254,972             1,522,475
    Cincinnati, OH
Kokomo Plaza                                               687,128             6,600,165             7,287,293             1,273,766
    Kokomo, IN
                                                       -----------           -----------           -----------           -----------

                                                       $20,356,681           $65,155,543           $85,512,224           $14,841,244
                                                       -----------           -----------           -----------           -----------

                                                                  Life on which
                                                                 Depreciation in
                                                                  Latest Income
                                     Year of          Date         Statement is
                                   Construction     Acquired        Computed
                                   ------------     --------        --------
Shopping Centers:
Cactus Village                        1986          July 1987       40 years
    Glendale, AZ
Hickory Plaza                         1974(A)       Apr. 1987       40 years
    Nashville, TN
Highland Fair                         1986          July 1987       40 years
    Gresham, OR
Pablo Plaza                           1972(B)       Feb. 1987       40 years
    Jacksonville, FL
Southhaven                            1984(C)       Feb. 1987       40 years
    Southhaven, MS
Town West                             1985          May 1987        40 years
    Indianapolis, IN
Westbird                              1977          Dec. 1986       40 years
    Miami, FL
Winery Square                         1987          Dec. 1987       40 years
    Fairfield, CA
Mountain View
 Village                              1987          July 1988       40 years
    Shellville, GA
Forest Park Square                    1988          May 1989        40 years
    Cincinnati, OH
Kokomo Plaza                          1988          May 1989        40 years
    Kokomo, IN

               SUMMIT INSURED EQUITY L.P. (A LIMITED PARTNERSHIP)
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996



(A)  Renovated and expanded in 1985.

(B)  Expanded and remodeled from 1983 through 1985.

(C)  Expanded in 1986.

(D)  Gross cost for federal income tax purposes is $87,471,939.

(E) Amounts received and accrued from sellers' rental guarantees from the sellers of the properties purchased by the Registrant.

     Reconciliation of Real Estate Owned:


                                                                          1996                      1995                     1994
                                                                      -----------               -----------              -----------
     Balance at beginning of period:                                  $85,800,450               $85,746,259              $85,303,520
         Improvements                                                     119,325                   110,637                  442,739
         Write-off of fully depreciated improvements                     (407,551)                  (41,446)                       0
         Purchase price adjustments                                             0                   (15,000)                       0
                                                                      -----------               -----------              -----------
     Balance at close of period:                                      $85,512,224               $85,800,450              $85,746,259
                                                                      ===========               ===========              ===========

         Reconciliation of Accumulated Depreciation:
                                                                          1996                      1995                     1994
                                                                      -----------               -----------              -----------
     Balance at beginning of period:                                  $13,262,215               $11,514,796              $ 9,772,921
         Depreciation Expense                                           1,986,580                 1,788,865                1,741,875
         Write-off of fully depreciated improvements                     (407,551)                  (41,446)                       0
                                                                      -----------               -----------              -----------
     Balance at close of period:                                      $14,841,244               $13,262,215              $11,514,796
                                                                      ===========               ===========              ===========