Form 10-Q
period 1997-03-31
SUMMIT INSURED EQUITY L P
filed 1997-05-14
CIK 801440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1997


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934



                         Commission File Number 0-15703


                           SUMMIT INSURED EQUITY L.P.
                           --------------------------
      (Exact names of registrant as specified in its charter)



         Delaware                                                 13-2641866
---------------------------                                  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



    625 Madison Avenue, New York, New York                              10022
-----------------------------------------------                     ------------
   (Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                                     PART I

Item 1.  Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                        Statements of Financial Condition
                                   (Unaudited)

                                                      ==========   =============
                                                       March 31,    December 31,
                                                         1997          1996
                                                      ----------    ------------
ASSETS
Property and equipment, net of accumulated
   depreciation of $15,275,484 and $14,841,244,
   respectively (Note 2)                              $70,242,073   $70,670,980
Cash and cash equivalents                               2,717,373     2,398,013
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $107,158 and $302,609,
   respectively                                           892,372       803,219
Deferred insurance costs, net of accumulated
   amortization of $4,754,593 and $4,604,448,
   respectively                                         1,251,211     1,401,356
Deferred refinancing costs, net of accumulated
   amortization of $10,119 and $116,043,
   respectively                                            16,279        17,599
Deferred leasing commissions, net of accumulated
   amortization of $297,398 and $263,304,
   respectively                                           457,422       468,653
Other assets                                              110,277        82,517
                                                      -----------   -----------
   TOTAL ASSETS                                       $75,687,007   $75,842,337
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Notes payable                                      $ 5,309,039   $ 5,565,841
   Accounts payable and other liabilities                 467,850       475,862
   Real estate taxes payable                              562,117       564,012
   Due to General Partners and affiliates                 273,251       141,192
                                                      -----------   -----------
   Total Liabilities                                    6,612,257     6,746,907
                                                      -----------   -----------
CONTINGENCIES (NOTE 5)
PARTNERS' CAPITAL (DEFICIT):
   Limited Partners (4,000,000 BUC$
     issued and outstanding)                           69,331,720    69,352,193
   General Partners                                      (256,970))    (256,763)
                                                      -----------   ------------
   TOTAL PARTNERS' CAPITAL                             69,074,750    69,095,430
                                                      -----------   -----------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL            $75,687,007   $75,842,337
                                                      ===========   ===========

                       See Notes to Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                              Statements of Income
                                   (Unaudited)
                                                       =======================
                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1997         1996
                                                        ----------------------
REVENUES:
   Rental income                                       $1,942,476   $1,872,529
   Recovery of common area maintenance charges            207,120      185,181
   Real estate tax reimbursements                         260,207      217,161
   Interest income                                         10,817        6,715
   Other                                                   50,264       42,161
                                                       ----------   ----------
   Total revenues                                       2,470,884    2,323,747
                                                       ----------   ----------
EXPENSES:
   General and administrative                             100,350      107,811
   General and administrative-related parties (Note 3)    133,185      201,140
   Operating                                               55,689       45,883
   Repairs and maintenance                                274,598      216,277
   Real estate taxes                                      268,893      280,784
   Insurance                                               60,468       63,867
   Interest                                               122,124      135,041
   Bad debt                                              (161,452)     284,263
   Depreciation and amortization                          619,799      629,568
                                                       ----------   ----------
   Total expenses                                       1,473,654    1,964,634
                                                       ----------   ----------
Net Income                                             $  997,230   $  359,113
                                                       ==========   ==========
ALLOCATION OF
    NET INCOME:
   Limited partners                                    $  879,528   $  247,792
                                                       ==========   ==========
    General Partners                                   $    8,884   $    2,503
                                                       ==========   ==========

   Special distributions to General Partners           $  108,818   $  108,818
                                                       ==========   ==========
Net Income per BUC                                     $      .22   $      .06
                                                       ==========   ==========


                       See Notes to Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
               Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)



                           =================================================
                                                  Limited           General
                                   Total          Partners          Partners
                           -------------------------------------------------

Partners' capital (deficit) -
   January 1, 1997             $69,095,430       $69,352,193     $  (256,763)
Net income                         997,230           879,528         117,702
Distributions                   (1,017,910)         (900,001)       (117,909)
                               -----------       -----------     -----------
Partners' capital (deficit) -
   March 31, 1997              $69,074,750       $69,331,720     $  (256,970)
                               ===========       ===========     ===========




                       See Notes to Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                      ==========================
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1997             1996
                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  997,230   $   359,113
                                                       -----------  -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                          619,799       629,568
   Decrease in accounts receivable-tenants                106,298       345,076
   (Decrease) increase in allowance for doubtful
     accounts                                            (195,451)      284,000
   (Increase) decrease in other assets                    (27,760)       12,714
   Increase in due to General Partners and affiliates     132,059        66,497
   Decrease in accounts payable and
     other liabilities                                     (8,012)      (35,551)
   Decrease in real estate tax payable                     (1,895)      (81,140)
                                                       -----------  -----------
     Total adjustments                                    625,038     1,221,164
                                                       -----------  -----------

   Net cash provided by operating activities            1,622,268     1,580,277
                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Improvements to property and equipment                  (5,333)      (36,077)
   Leasing commissions paid                               (22,863)      (63,464)
                                                       -----------  -----------

   Net cash used in investing activities                  (28,196)      (99,541)
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payment on notes payable                    (256,802)      (55,956)
   Distributions paid                                  (1,017,910)   (1,017,910)
                                                       -----------  -----------

   Net cash used in financing activities               (1,274,712)   (1,073,866)
                                                       -----------  -----------

Net increase in cash and cash equivalents                 319,360       406,870

Cash and cash equivalents - beginning of period         2,398,013     2,057,134
                                                       -----------  -----------

Cash and cash equivalents - end of period              $2,717,373   $ 2,464,004
                                                       ==========   ===========

SUPPLEMENTAL INFORMATION:

   Interest paid                                       $  123,459   $   135,041
                                                       ==========   ===========

                       See Notes to Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996.

The Partnership reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the Partnership estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The General Partners believe that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of March 31, 1997.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

NOTE 2 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                                March 31,       December 31,
                                                  1997             1996
                                               -----------      ------------
Land                                           $20,356,681      $20,356,681
Buildings and improvements                      65,160,876       65,155,543
                                               -----------      -----------
                                                85,517,557       85,512,224
Less:  Accumulated depreciation                (15,275,484)     (14,841,244)
                                               -----------      -----------
                                               $70,242,073      $70,670,980
                                               ===========      ===========

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at March 31, 1997 and December 31, 1996. However, the carrying value of certain properties may be in excess of their fair value as of such dates.

NOTE 3 - RELATED PARTY TRANSACTIONS

The costs and expenses incurred to related parties for the three months ended March 31, 1997 and 1996 were as follows:

                                                     Three Months Ended
                                                          March 31,
                                                 -------------------------
                                                   1997             1996
                                                 -------------------------
Expense reimbursement (a)                        $  20,182        $  69,593
Property management fees (b)                       104,062          122,625
Leasing costs (c)                                      900            3,147
Insurance services (d)                               8,041            5,775
                                                 ---------        ---------
                                                 $ 133,185        $ 201,140
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

(b) The Partnership's eleven properties are being managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Related General Partner.

(c) Leasing costs, representing travel and other reimbursable expenses incurred, are paid to the Property Manager in connection with the lease-up of vacant space and lease renewals. In addition, capitalized leasing commissions paid to the Property Manager for the three months ended March 31, 1997 and the year ended December 31, 1996 were approximately $18,000 and $251,000 respectively.

(d) Four of the officers of the Related General Partner have ownership interests in Multi-Family Program Inc., a company which has provided insurance services for the properties.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Related Party Transactions (continued)

The distributions earned by the General Partners for the three months ended March 31, 1997 and 1996 were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                          1997          1996
                                                     -------------------------
Special Distributions                                  $ 108,818    $ 108,818
Regular Distributions of Cash Flows from Operations        9,091        9,091
                                                       ---------    ---------
                                                       $ 117,909    $ 117,909
                                                       =========    =========

As of March 31, 1997 Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 33,760 BUC$.

NOTE 4 - NOTES PAYABLE

On August 9, 1994, House of Fabrics, Inc. ("House of Fabrics"), a tenant at Winery Square Shopping Center ("Winery Square"), closed a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender"), a third party lender, for tenant improvements at the tenant's location. It is an amortizing note carrying a fixed interest rate of 12%, maturing on August 1, 1999 and with fixed monthly payments in the amount of $7,786 due and payable on the first day of each month. As required by the Lender, the Partnership guaranteed the payment of all principal, interest, any additional interest and other sums of any nature whatsoever which may or shall become due and payable pursuant to the provisions of the Note (the "Guarantee"). On November 3, 1994, House of Fabrics filed under Chapter 11 of the Bankruptcy Code and pursuant to subsequent court proceedings, certain of House of Fabrics' leases were rejected and those stores were closed including the Winery Square location. Pursuant to such proceedings, as of March 1996, the tenant ceased operations and rental payments with respect to the Winery Square location. Management has pursued various proposals to re-lease the space and is currently in negotiations with a replacement tenant for most of the space. Pursuant to the terms of the Guarantee, the Partnership continued to make payments to the Lender of amounts due under the Note and payments were current through January 17, 1997, at which time the balance of the loan was paid-off as described below.

Together with the Lender, the Partnership also pursued a claim in the bankruptcy proceedings for amounts due from House of Fabrics under the Note and the lease. In December 1996, in accordance with the Order Confirming House of Fabrics' Third Amended Plan of Reorganization dated May 23, 1996 (as modified) stock certificates evidencing 15,251 shares and 13,910 shares of House of Fabrics common stock were issued to the Lender and the Partnership, respectively, against their allowed respective claims of $265,981 and $242,491. Under an agreement with the Lender, the stock issued to the Lender was assigned to the Partnership on January 17, 1997, the balance of the loan ($212,309) due the Lender was paid-off and the Partnership was fully released under its Guaranty. The stock is thinly traded but all 29,161 shares were sold as of February 28, 1997 for $5 per share, netting the Partnership $143,978 after brokerage commissions and fees.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

NOTE 5 - CONTINGENCIES

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

Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P. II, Summit Preferred Equity L.P. and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 5 - Contingencies (continued)

information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of the sum of the aggregate annual fees currently payable to both General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

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

There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor as to the time frame in which a closing may occur. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 6 - SUBSEQUENT EVENT

In May 1997, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash flow from operations for the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's current primary source of funds is cash flow from operations of eleven shopping centers.

During the three months ended March 31, 1997, cash and cash equivalents increased by approximately $319,000. This increase is primarily attributable to cash flow from operations of $1,622,000, which exceeded debt payments of $257,000, distributions of $1,018,000, capital expenditures of $5,000 and leasing commissions of $23,000.

Future liquidity is expected to result from cash generated from the operations of the properties, interest earned on the funds invested in short-term money market instruments and ultimately through the sale or refinancing of the properties. The Partnership anticipates that cash generated from operations will provide sufficient liquidity to fund in future years the Partnership's operating expenditures, debt service, future tenant and capital improvements and distributions.

In May 1997, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash from operations for the quarter ended March 31, 1997.

As more fully discussed in Results of Operations below, two anchor tenants previously vacated their premises but continue to meet the terms of their lease, including their rental payments.

For a discussion of the proposed settlement of the Class Action relating to the Partnership, see Note 5 to the financial statements.

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

RESULTS OF OPERATIONS
---------------------

Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of May 14, 1997, this space has not been re-leased.

In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. Their lease expires in November 1998, and Publix continues to abide by the terms of its lease, including rental payments. As of May 14, 1997 , this space has not been re-leased. Management continues to explore a variety of proposals to lease or sublease this space.

Net income increased approximately $638,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 for the reasons discussed below.

Revenues for the three months ended March 31, 1997 consisted primarily of the results of the operations of the eleven shopping centers in which the Partnership has invested. Rental income from these properties during the three months ended March 31, 1997 increased approximately 4% as compared to the corresponding period in 1996 primarily due to an increase in occupancy at Cactus Village.

Recovery of common area maintenance charges increased approximately $22,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an underaccrual of such charges at Hickory Plaza and Cactus Village in 1996.

Real estate tax reimbursements increased approximately $43,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an underaccrual of reimbursements at Mountain View and Forest Park in 1996.

Interest income increased approximately $4,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to higher cash and cash equivalents balances in 1997.

Other income increased approximately $8,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an underaccrual of insurance reimbursements at Winery Square in 1996.

General and administrative expenses-related parties decreased approximately $68,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an underaccrual of expense reimbursements to PSI at December 31, 1995 as well as a decrease in property management fees at Westbird, Pablo Plaza and Forest Park in 1997.

Operating expenses increased approximately $10,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to small increases in utilities at Winery Square.

Repairs and maintenance increased approximately $58,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an increase in landscaping expenses at Cactus Village and Winery Square as well as an increase in paving expenses at Kokomo Plaza and the restriping of the parking lot at Winery Square.

Bad debt expense decreased approximately $446,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to a decrease in reserves in 1997 at Kokomo Plaza, Winery Square, Cactus Village and Forest Park and the collection of a portion of amounts previously written off relating to a tenant at Winery Square.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - This information is incorporated by reference to
Note 5 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

       Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           27  Financial Data Schedule (filed herewith).


       (b) Reports on Form 8-K:

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


                           SUMMIT INSURED EQUITY L.P.



                               By:  RELATED INSURED EQUITY ASSOCIATES, INC.
                                    General Partner



Date:  May 14, 1997                 By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Vice President
                                        (Principal Financial Officer)



Date:  May 14, 1997                 By: /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo
                                        Treasurer
                                        (Principal Accounting Officer)



                               By:  PRUDENTIAL-BACHE PROPERTIES, INC.
                                    General Partner



Date:  May 14, 1997                 By: /s/ Eugene D. Burak
                                        -------------------
                                        Eugene D. Burak
                                        Vice President