Form 10-Q
period 1997-06-30
SUMMIT INSURED EQUITY L P
filed 1997-08-14
CIK 801440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15703

                           SUMMIT INSURED EQUITY L.P.
             (Exact names of registrant as specified in its charter)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                     PART I

Item 1. Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                        Statements of Financial Condition
                                   (Unaudited)

                                                   ============    ============
                                                      June 30,     December 31,
                                                         1997         1996
                                                   ------------    ------------

ASSETS
Property and equipment, net of accumulated
   depreciation of $15,709,703 and $14,841,244,
   respectively (Note 2)                           $ 69,813,104    $ 70,670,980
Cash and cash equivalents                             2,810,420       2,398,013
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $501,083 and $302,609,
   respectively                                         744,202         803,219
Deferred insurance costs, net of accumulated
   amortization of $4,904,738 and $4,604,448,
   respectively                                       1,101,066       1,401,356
Deferred refinancing costs, net of accumulated
   amortization of $11,439 and $116,043,
   respectively                                          14,959          17,599
Deferred leasing commissions, net of accumulated
   amortization of $333,180 and $263,304,
   respectively                                         470,567         468,653
Other assets                                             70,004          82,517
                                                   ------------    ------------

   Total Assets                                    $ 75,024,322    $ 75,842,337
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Notes payable                                   $  5,263,509    $  5,565,841
   Accounts payable and other liabilities               470,714         475,862
   Real estate taxes payable                            596,873         564,012
   Due to General Partners and affiliates               269,018         141,192
                                                   ------------    ------------

   Total Liabilities                                  6,600,114       6,746,907
                                                   ------------    ------------
Contingencies (Note 5)
Partners' Capital (Deficit):
   Limited Partners (4,000,000 BUC$
     issued and outstanding)                         68,687,683      69,352,193
   General Partners                                    (263,475)       (256,763)
                                                   ------------    ------------

   Total Partners' Capital                           68,424,208      69,095,430
                                                   ------------    ------------

   Total Liabilities and Partners' Capital         $ 75,024,322    $ 75,842,337
                                                   ============    ============


                        See Notes to Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                              Statements of Income
                                   (Unaudited)

                                                            ===============================          ===============================
                                                                  Three Months Ended                        Six Months Ended
                                                                        June 30,                                 June 30,
                                                            -------------------------------          -------------------------------
                                                                1997                1996                 1997                1996
                                                            -------------------------------          -------------------------------
Revenues:
   Rental income                                            $ 1,710,067         $ 1,698,687          $ 3,652,543         $ 3,571,216
   Recovery of common area
     maintenance charges                                        207,119             185,180              414,239             370,361
   Real estate tax reimbursements                               260,207             217,162              520,414             434,323
   Interest income                                               14,049               8,294               24,866              15,009
   Other                                                         52,347              33,919              102,611              76,080
                                                            -----------         -----------          -----------         -----------
   Total revenues                                             2,243,789           2,143,242            4,714,673           4,466,989
                                                            -----------         -----------          -----------         -----------
Expenses:
   General and administrative                                   118,722             108,134              219,072             215,945
   General and administrative-
     related parties (Note 3)                                   140,591             132,112              273,776             333,252
   Operating                                                     33,345              40,475               89,034              86,358
   Repairs and maintenance                                      257,124             240,047              531,722             456,324
   Real estate taxes                                            268,894             280,785              537,787             561,569
   Insurance                                                     65,541              63,868              126,009             127,735
   Interest                                                     124,311             133,621              246,435             268,662
   Depreciation and amortization                                621,466             633,181            1,241,265           1,262,749
   Bad debt                                                     246,426            (191,189)              84,974              93,074
                                                            -----------         -----------          -----------         -----------
   Total expenses                                             1,876,420           1,441,034            3,350,074           3,405,668
                                                            -----------         -----------          -----------         -----------
Net income                                                  $   367,369         $   702,208          $ 1,364,599         $ 1,061,321
                                                            ===========         ===========          ===========         ===========

Allocation of Net Income:
   Limited partners                                         $   255,965         $   587,456          $ 1,135,493         $   835,248
                                                            ===========         ===========          ===========         ===========

   General Partners                                         $     2,586         $     5,934          $    11,470         $     8,437
                                                            ===========         ===========          ===========         ===========

   Special distributions to
     General Partners                                       $   108,818         $   108,818          $   217,636         $   217,636
                                                            ===========         ===========          ===========         ===========

Net Income per BUC                                          $       .06         $       .15          $       .28         $       .21
                                                            ===========         ===========          ===========         ===========


                        See Notes to Financial Statements

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
               Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                   ============================================
                                                     Limited          General
                                       Total         Partners         Partners
                                   ------------    ------------    ------------
Partners' capital (deficit) -
   January 1, 1997                 $ 69,095,430    $ 69,352,193    $   (256,763)
Net income                            1,364,599       1,135,493         229,106
Distributions                        (2,035,821)     (1,800,003)       (235,818)
                                   ------------    ------------    ------------
Partners' capital (deficit) -
   June 30, 1997                   $ 68,424,208    $ 68,687,683    $   (263,475)
                                   ============    ============    ============







                        See Notes to Financial Statements
                                       4

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                                   (Unaudited)


                                                        ==========================
                                                             Six Months Ended
                                                                 June 30,
                                                        --------------------------
                                                            1997           1996
                                                        --------------------------
Cash flows from operating activities:
Net income                                              $ 1,364,599    $ 1,061,321
                                                        -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                          1,241,265      1,262,749
   Decrease in accounts receivable-tenants                   25,659        522,899
   Increase in allowance for doubtful accounts               33,358         57,813
   Decrease in other assets                                  12,513         30,574
   Increase in due to General Partners and affiliates       127,826         83,232
   Decrease in accounts payable and
     other liabilities                                       (5,148)      (101,346)
   Increase in real estate tax payable                       32,861         30,481
                                                        -----------    -----------
     Total adjustments                                    1,468,334      1,886,402
                                                        -----------    -----------

   Net cash provided by operating activities              2,832,933      2,947,723
                                                        -----------    -----------

Cash flows from investing activities:

   Improvements to property and equipment                   (10,583)       (40,877)
   Leasing commissions paid                                 (71,790)      (131,600)
                                                        -----------    -----------

   Net cash used in investing activities                    (82,373)      (172,477)
                                                        -----------    -----------

Cash flows from financing activities:

   Principal payment on notes payable                      (302,332)      (113,322)
   Distributions paid                                    (2,035,821)    (2,035,820)
                                                        -----------    -----------

   Net cash used in financing activities                 (2,338,153)    (2,149,142)
                                                        -----------    -----------

Net increase in cash and cash equivalents                   412,407        626,104

Cash and cash equivalents - beginning of period           2,398,013      2,057,134
                                                        -----------    -----------

Cash and cash equivalents - end of period               $ 2,810,420    $ 2,683,238
                                                        ===========    ===========

Supplemental information:

   Interest paid                                        $   248,121    $   268,662
                                                        ===========    ===========


                        See Notes to Financial Statements
                                       5

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


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

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The General Partners believe that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of June 30, 1997.

Certain reclassifications have been made to prior year amounts to conform with current year's presentation.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Property and Equipment

The components of property and equipment are as follows:

                                                   June 30,         December 31,
                                                    1997               1996
                                                ------------       ------------
Land                                             $20,356,681        $20,356,681
Buildings and improvements                        65,166,126         65,155,543
                                                ------------       ------------
                                                  85,522,807         85,512,224
Less:  Accumulated depreciation                  (15,709,703)       (14,841,244)
                                                ------------       ------------
                                                 $69,813,104        $70,670,980
                                                ============       ============

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at June 30, 1997 and December 31, 1996. However, the carrying value of certain properties may be in excess of their fair value as of such dates.

Note 3 - Related Party Transactions

The costs and expenses incurred to related parties for the three and six months ended June 30, 1997 and 1996 were as follows:



                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       -------------------   -------------------
Expense reimbursement (a)               $28,209    $22,715    $48,391    $92,308
Property management fees (b)            102,021    100,806    206,083    223,431
Leasing costs (c)                         2,320      2,959      3,220      6,106
Insurance services (d)                    8,041      5,632     16,082     11,407
                                       --------   --------   --------   --------
                                       $140,591   $132,112   $273,776   $333,252
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

(c) Leasing costs, representing travel and other reimbursable expenses incurred, are paid to the Property Manager in connection with the lease-up of vacant space and lease renewals. In addition, capitalized leasing commissions paid to the Property Manager for the six months ended June 30, 1997 and the year ended December 31, 1996 were approximately $41,000 and $251,000 respectively.

(d) Four of the officers of the Related General Partner have ownership interests in Multi-Family Program Inc., a company which has provided insurance services for the properties.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 3 - Related Party Transactions (continued)


The distributions earned by the General Partners for the three and six months ended June 30, 1997 and 1996 were as follows:

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       -------------------   -------------------
Special Distributions                  $108,818   $108,818   $217,636   $217,636
Regular Distributions of Adjusted
   Cash from Operations                   9,091      9,091     18,182     18,182
                                       --------   --------   --------   --------
                                       $117,909   $117,909   $235,818   $235,818
                                       ========   ========   ========   ========

As of June 30, 1997 Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 33,760 BUC$.

Note 4 - Notes Payable

On August 9, 1994, House of Fabrics, Inc. ("House of Fabrics"), a tenant at Winery Square Shopping Center ("Winery Square"), closed a $350,000 promissory note ("the Note") with High Peak Corporation ("Lender"), a third party lender, for tenant improvements at the tenant's location. It was an amortizing note carrying a fixed interest rate of 12%, maturing on August 1, 1999 and with fixed monthly payments in the amount of $7,786 due and payable on the first day of each month. As required by the Lender, the Partnership guaranteed the payment of all principal, interest, any additional interest and other sums of any nature whatsoever which may have or should have become due and payable pursuant to the provisions of the Note (the "Guarantee"). On November 3, 1994, House of Fabrics filed under Chapter 11 of the Bankruptcy Code and pursuant to subsequent court proceedings, certain of House of Fabrics' leases were rejected and those stores were closed including the Winery Square location. Pursuant to such proceedings, as of March 1996, the tenant ceased operations and rental payments with respect to the Winery Square location. Management has pursued various proposals to re-lease the space and is currently in negotiations with a replacement tenant for most of the space. Pursuant to the terms of the Guarantee, the Partnership continued to make payments to the Lender of amounts due under the Note and payments were current through January 17, 1997, at which time the balance of the loan was paid off as described below.

Together with the Lender, the Partnership also pursued a claim in the bankruptcy proceedings for amounts due from House of Fabrics under the Note and the lease. In December 1996, in accordance with the Order Confirming House of Fabrics' Third Amended Plan of Reorganization dated May 23, 1996 (as modified) stock certificates evidencing 15,251 shares and 13,910 shares of House of Fabrics common stock were issued to the Lender and the Partnership, respectively, against their allowed respective claims of $265,981 and $242,491. Under an agreement with the Lender, the stock issued to the Lender was assigned to the Partnership on January 17, 1997, the balance of the loan ($212,309) due the Lender was paid-off and the Partnership was fully released under its Guarantee. The stock is thinly traded but all 29,161 shares were sold as of February 28, 1997 for $5 per share, netting the Partnership $143,978 after brokerage commissions and fees.

                           SUMMIT INSURED EQUITY L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 5 - Contingencies

Previous quarterly and annual reports by the Partnership have disclosed the commencement and status of the putative class action captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654) (D.Az.). This putative class action was transferred, along with certain other cases, by the Judicial Panel on Multidistrict Litigation to a single judge of the United States
District Court for the Southern District of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered, in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement describing in detail the transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the solicitation statement and class notice were mailed to BUC$holders of the Partnership.

There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization of the Partnership (as disclosed in previous quarterly and annual reports and in the solicitation statement and class notice) will be satisfied nor as to the time frame as to which the closing may occur. In the event that the Related Settlement is not consummated, the Related General Partner believes it has meritorious defenses to the Class Action and intends to defend this action vigorously .

Note 6 - Subsequent Event

In August 1997, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash flow from operations for the quarter ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's current primary source of funds is cash flow from operations of eleven shopping centers.

During the six months ended June 30, 1997, cash and cash equivalents increased by approximately $412,000. This increase is attributable to cash flow from operations of $2,833,000, which exceeded debt payments of $302,000, distributions of $2,036,000, improvements to property and equipment of $11,000 and leasing commissions of $72,000.

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

In August 1997, distributions of $900,001 and $9,091 were paid to the BUC$holders and General Partners, respectively, from cash flow from operations for the quarter ended June 30, 1997.

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

Results of Operations

Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of August 14, 1997, this space has not been re-leased.

In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. Their lease expires in November 1998, and Publix continues to abide by the terms of its lease, including rental payments. As of August 14, 1997 , this space has not been re-leased. Management continues to explore a variety of proposals to lease or sublease this space.

Net income decreased approximately $335,000 and increased approximately $303,000 for the three and six months ended June 30, 1997 as compared to 1996 for the reasons discussed below.

Revenues for the three and six months ended June 30, 1997 consisted primarily of the results of the operations of the eleven shopping centers in which the Partnership has invested. Rental income from these properties during the three and six months ended June 30, 1997 increased approximately 1% and 2%, respectively, as compared to 1996 primarily due to increases in occupancy at Cactus Village and Highland as well as upward adjustments in 1997 and downward adjustments in 1996 to prior year billings relating to certain tenants at Cactus Village and Highland, respectively.

Recovery of common area maintenance charges increased approximately $22,000 and $44,000 for the three and six months ended June 30, 1997 as compared to 1996 primarily due to an underaccrual of such charges at Hickory Plaza and Cactus Village in 1996.

Real estate tax reimbursements increased approximately $43,000 and $86,000 for the three and six months ended June 30, 1997 as compared to 1996 primarily due to an underaccrual of reimbursements at Mountain View and Forest Park in 1996.

Interest income increased approximately $6,000 and $10,000 for the three and six months ended June 30, 1997 as compared to 1996 primarily due to higher cash and cash equivalents balances in 1997.

Other income increased approximately $18,000 and $27,000 for the three and six months ended June 30, 1997 as compared to 1996 primarily due to an underaccrual of insurance reimbursements at Winery Square in 1996.

General and administrative expenses-related parties decreased approximately $59,000 for the six months ended June 30, 1997 as compared to 1996 primarily due to an underaccrual of expense reimbursements to PSI at December 31, 1995 as well as a decrease in property management fees at Cactus, Winery Square and Forest Park in 1997.

Operating expenses decreased approximately $7,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to the payment, in 1996, of prior years' utilities for a tenant at Kokomo for which the reimbursement, which offset the expense, was accrued in the second quarter of 1997.

Repairs and maintenance increased approximately $75,000 for the six months ended June 30, 1997 as compared to 1996 primarily due to the painting of the building at Hickory and increases in landscaping expenses at Cactus Village, Winery Square, Westbird and Pablo.

Bad debt expense increased approximately $438,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to an increase in reserves in 1997 at Winery Square, Cactus Village and Highland.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     Solicitation information was mailed to BUC$holders in connection with the proposed Related Settlement (see Note 5 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report).

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27 Financial Data Schedule (filed herewith).

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter.

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


                           SUMMIT INSURED EQUITY L.P.


                               By:  RELATED INSURED EQUITY ASSOCIATES, INC.
                                    General Partner


Date:  August 13, 1997              By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Vice President
                                        (Principal Financial Officer)


Date:  August 13, 1997              By: /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo
                                        Treasurer
                                        (Principal Accounting Officer)


                               By:  PRUDENTIAL-BACHE PROPERTIES, INC.
                                    General Partner


Date:  August 13, 1997              By: /s/ Eugene D. Burak
                                        -------------------
                                        Eugene D. Burak
                                        Vice President